Form 10QSB
period 1995-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1995-11-09
CIK 755908

FORM 10-QSB.--QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report

                   (As last amended by 34-32231, eff. 6/3/93.)

                     U.S. Securities and Exchange Commission
                             Washington, D.C.  20549


                                   Form 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1995


[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the transition period.........to.........

                         Commission file number 0-14099


                       CONSOLIDATED CAPITAL PROPERTIES VI
        (Exact name of small business issuer as specified in its charter)


       California                                             94-2940204
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
   Greenville, South Carolina                                   29602
(Address of principal executive offices)                      (Zip Code)


                    Issuer's telephone number (803) 239-1000



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                     CONSOLIDATED CAPITAL PROPERTIES VI

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                      (in thousands, except for unit data)

                               September 30, 1995

 Assets
   Cash and cash equivalents                                      $ 1,875
   Securities available for sale                                      390
   Prepaid and other assets                                           594
   Investment properties:
      Land                                           $ 1,652
      Buildings and personal  property                14,516
                                                      16,168
      Less accumulated depreciation                   (6,269)       9,899

                                                                  $12,758
 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable and accrued expenses                          $   872
   Mortgage notes and interest payable                             10,270

 Partners' Capital (Deficit)
   General partners                                  $    (4)
   Special limited partners                              (73)
   Limited partners (181,306 units issued
      and outstanding)                                 1,693        1,616

                                                                  $12,758

[FN]

           See Accompanying Notes to Consolidated Financial Statements

b)                     CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                      Three Months Ended        Nine Months Ended
                                          September 30,            September 30,
                                       1995         1994         1995        1994
 Revenues:
    Rental income                     $  803       $  825       $2,403      $1,903
    Interest and dividend income          28           25          104          80
    Proportionate income in
       affiliated joint venture           --           --           --          21
       Total revenues                    831          850        2,507       2,004
 Expenses:
    Property operations                  653          507        1,446       1,082
    Depreciation                         167          160          493         377
    Interest                             208          243          625         569
    Administrative                        62           34          580         127
       Total expenses                  1,090          944        3,144       2,155

 Loss from operations                   (259)         (94)        (637)       (151)

 Other income (Note F)                    --           --           --          56

    Net loss                          $ (259)      $  (94)      $ (637)     $  (95)

 Net loss allocated to general
    partners (.2%)                    $   --       $   --       $   (1)     $   --
 Net loss allocated to limited
    partners (99.8%)                    (259)         (94)        (636)     $  (95)

                                      $ (259)      $  (94)      $ (637)     $  (95)

 Net loss per limited partnership
    unit                              $(1.43)      $ (.51)      $(3.51)     $ (.52)

[FN]

           See Accompanying Notes to Consolidated Financial Statements

c)                     CONSOLIDATED CAPITAL PROPERTIES VI

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                  For the Nine Months Ended September 30, 1995
                        (in thousands, except unit data)


                                    Limited    Corporate     Special
                                  Partnership   General      Limited     Limited
                                     Units      Partners     Partner    Partners    Total

 Original capital contributions     181,808     $     1      $    --    $45,452   $45,453
 Partners' capital (deficit)
   at December 31, 1994             181,306     $    (2)     $   (68)   $ 2,598   $ 2,528
 Net loss for the nine months
   ended September 30, 1995              --          (1)          --       (636)     (637)
 Amortization of timing
   difference (Note E)                   --          --            6         (6)       --
 Distributions paid                      --          (1)         (11)      (263)     (275)
 Partners' capital (deficit)
   at September 30, 1995            181,306    $     (4)    $    (73)   $ 1,693   $ 1,616

[FN]

           See Accompanying Notes to Consolidated Financial Statements

d)                     CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                              Nine Months Ended
                                                                September 30,
                                                            1995            1994
 Cash flows from operating activities:
    Net loss                                              $  (637)       $    (95)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation and amortization of lease
        commissions, discounts, and loan costs                663             535
       Proportionate income in affiliated
        joint venture                                          --             (21)
       Change in accounts:
        Prepaid and other assets                               16            (229)
        Accounts payable and accrued expenses                 440              88
        Interest payable                                       (9)              5

            Net cash provided by operating activities         473             283

 Cash flows from investing activities:
    Property improvements and replacements                   (345)           (213)
    Purchase of securities available for sale              (5,713)         (1,656)
    Proceeds from sale of securities available
       for sale                                             7,519             889
    Distribution from investment in affiliated
       joint venture                                           --              60
    Deposits to restricted escrows                            (58)           (152)
    Purchase of remaining interest in joint venture            --            (908)
    Cash received in purchase of interest in
       affiliated joint venture                                --              92

            Net cash provided by (used in)
                investing activities                        1,403          (1,888)

 Cash flows from financing activities:
    Payments on mortgage notes payable                       (140)           (117)
    Partners distributions                                   (275)             --
    Proceeds from refinancing                                  --           4,600
    Repayment of note payable                                  --          (3,073)
    Direct financing costs                                     --            (114)

       Net cash (used in) provided by financing
        activities                                           (415)          1,296

 Net increase (decrease) in cash                            1,461            (309)

 Cash at beginning of period                                  414             588

 Cash at end of period                                    $ 1,875         $   279

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                $   464         $   420

[FN]

           See Accompanying Notes to Consolidated Financial Statements

e)                     CONSOLIDATED CAPITAL PROPERTIES VI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1995, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1995. For further information, refer to the financial statements and footnotes thereto included in the annual report on Form 10-K for the fiscal year ended December 31, 1994, for

Consolidated Capital Properties VI (the "Partnership").

   Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Consolidation

   As of January 1, 1994, the Partnership owned a 75% interest in a real estate joint venture which held title to the Colony of Springdale Apartments. On March 8, 1994, title to the property was transferred to Colony of Springdale Associates, Ltd. ("Colony Associates"), a limited partnership in which the Partnership owned a 75% interest. On April 22, 1994, the Partnership purchased the remaining 25% interest in Colony Associates, (See Note C).

   The Partnership's financial statements include the accounts of Colony Associates, which holds fee title to the Colony of Springdale Apartments. The results of its operations are included in the Partnership's financial statements from the date of acquisition of the remaining 25% interest. All intercompany transactions between the Partnership and Colony Associates have been eliminated.

Cash and Cash Equivalents

   Cash and cash equivalents for purposes of reporting cash flows, include cash on hand, demand deposits, money market funds, and U.S. Treasury Bills with original maturities of three months or less.

Net Income (Loss) Per Weighted Average Limited Partnership Unit

   Net income (loss) per weighted average Limited Partnership Unit is computed by dividing the net income (loss) allocated to the Limited Partners by the weighted average number of Units outstanding. Per Unit information has been computed based on weighted average Units outstanding of 181,306 and 181,309 for the three and nine months ended September 30, 1995, and 1994, respectively.

Note B - Related Party Transactions

   The Partnership has paid the property management fees noted below based upon collected gross rental revenues ("Rental Revenues") for property management services in each of the nine month periods ended September 30, 1995, and 1994, respectively. For the nine months ended September 30, 1994, a portion of such property management fees equal to 4% of Rental Revenues was paid to the property management companies performing day-to-day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services, Inc. ("PSI") for advisory services related to day-to-day operations. Coventry Properties, Inc. ("Coventry") an affiliate of the General Partner provided the day-to-day property management responsibilities for one of the Partnership's properties during 1994. In late December 1994, an affiliate of Insignia Financial Group, Inc. ("Insignia") assumed day-to-day property management responsibilities for all of the Partnership's properties. Fees paid to Insignia and affiliates for the nine months ended September 30, 1995, and fees paid to PSI and Coventry for the nine months ended September 30, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                   For the Nine Months Ended
                                                         September 30,
                                                   1995                1994
                                                         (in thousands)

 Property management fees                          $121                 $70
 Special management fee                              24(1)               --

   (1)
        The Limited Partnership Agreement ("Partnership Agreement") provides for a fee equal to 9% of the total distributions made to the limited partners to be paid to the General Partner for executive and administrative management services.

Note B - Related Party Transactions - continued

   The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates, which includes Coventry for the nine months ended September 30, 1994, received reimbursements as reflected in the following table:


                                                 For the Nine Months Ended
                                                       September 30,
                                                 1995                 1994
                                                       (in thousands)

 Reimbursement for services of affiliates         $94                  $75

   In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner, who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Purchase of Remaining Interest in Affiliated Joint Venture

   As of January 1, 1994, the Partnership owned a 75% interest in a real estate joint venture which held title to the Colony of Springdale Apartments. The joint venture's note payable of $3.1 million, which was secured by the property, was scheduled to mature in March 1995. Preliminary discussions with lenders indicated that a refinancing would be difficult under the joint venture ownership structure. In order to facilitate the refinancing, title to the property was transferred to Colony Associates, a limited partnership in which the Partnership owned a 75% interest, in March 1994.

   In April 1994, the Partnership acquired the remaining 25% interest in Colony Associates, the limited partnership which holds fee title to the Colony of Springdale Apartments, in a business combination accounted for as a purchase. The Colony of Springdale Apartments is a 261-unit apartment complex located in Springdale, Ohio. The total cost of the acquisition, which was based on the appraised value of a 25% undivided partial interest in the joint venture, totaled $908,000. The acquisition price exceeded the current book value of 25% of the net assets of Colony Associates by $74,000, which was related to land, buildings and improvements, and is being amortized using the straight-line method over the estimated remaining useful lives of the assets.

   The results of operations of Colony Associates are included in the accompanying statements of operations from the date of acquisition. The original 75% investment in Colony Associates was accounted for under the equity method. Accordingly, the results of operations of Colony Associates prior to the acquisition are included in "Proportionate income (loss) in affiliated joint venture" in the accompanying statements of operations.

Note D - Commitment

   The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents and securities available for sale totalling $2,265,000 are less than the reserve requirement of $2,266,000 at September 30, 1995. The Partnership intends to replenish the working capital reserve from cash flow from operations. The working capital requirement must be met prior to any consideration for distributions to the partners.

Note E - Change in Status of Non-Corporate General Partner

   In the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group II ("CCG"), to that of a special Limited Partner ("Special Limited Partner"). The Special Limited Partner does not have a vote and does not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partner will retain the economic interest in the Partnership which it previously owned as general partner. ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partner in order to eliminate its tax basis negative capital account.

   After the conversion, the various owners of interests in the Special Limited Partner transferred portions of their interests to CEI so that CEI now holds a
 .2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partner's capital accounts for financial statement and tax reporting purposes is being amortized to the Limited Partners' capital account as the components of the timing differences which created the balance reverse.


Note F - Other Income

   In 1991, the Partnership (and simultaneously other affiliated partnerships) entered claims in Southmark's Chapter 11 bankruptcy proceeding. These claims related to Southmark's activities while it exercised control (directly, or indirectly through its affiliates) over the Partnership. The Bankruptcy Court set the Partnership's and the other affiliated partnerships' allowed claim at $11 million, in the aggregate. In March 1994, the Partnership received 901 shares of Southmark Corporation Redeemable Series A Preferred Stock and 6,589 shares of Southmark Corporation New Common Stock with an aggregate market value on the date of receipt of approximately $7,000 and approximately $49,000 in cash representing the Partnership's share of the recovery, based on its pro rata share of the claims filed.


Note G - Distributions

   In March 1995, the General Partner declared and paid distributions, attributable to cash flow from operations, totalling approximately $263,000 or $1.45 per Unit to the Limited Partners along with a corresponding General Partner distribution of approximately $12,000.


Note H - Notes Payable

   In April 1994, the General Partner obtained a refinancing of $3.1 million of mortgage debt secured by the Colony of Springdale Apartments. Under the terms of the refinancing agreement, the new first-lien mortgage of approximately $4.6 million bears interest at 9.5% and matures in May 2001. After repayment of the existing debt, payment of refinancing and closing costs, and establishment of a capital improvement escrow, the Partnership received net proceeds of approximately $1.2 million.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

   The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1995 and 1994:


                                                       Average
                                                      Occupancy
                                                  1995         1994

 Celina Plaza Apartments
    El Paso, Texas                                 91%          94%
 Colony of Springdale Apartments
    Springdale, Ohio                               90%          96%

   The decrease in occupancy at the Celina Plaza Apartments is due to the decline in the El Paso market resulting from military spending cuts. In December of 1994, the managing agent evaluated the tenant base at the Colony of Springdale Apartments and identified several tenants with large delinquent balances. In an effort to improve the tenant base, the tenants who would not pay their outstanding balances were evicted, thereby decreasing the property's occupancy level. This occupancy decrease is expected to be short term as capital improvements are budgeted for the fourth quarter of 1995 which is expected to increase the curb appeal of the property thereby enhancing the property's ability to attract higher quality tenants.

   The Partnership realized a net loss from operations of $637,000 for the nine months ended September 30, 1995, compared to a net loss from operations of $151,000 for the nine months ended September 30, 1994. For the three months ended September 30, 1995, the Partnership realized a net loss from operations of $259,000 compared to a net loss from operations of $94,000 for the three months ended September 30, 1994.

   Rental income, property operations expense, interest expense and depreciation expense increased for the nine months ended September 30, 1995, primarily due to the purchase of the remaining 25% of the Colony of Springdale Apartments in April of 1994 (See Note C of the Notes to Consolidated Financial Statements in
Item 1). Interest expense for the nine months ended September 30, 1995, was also increased by the refinancing of the debt on the Colony of Springdale Apartments in April of 1994 with an interest rate of 9.5% compared to the 8.5% rate that was in effect in the first quarter of 1994. This increase in interest expense for the nine months ended September 30, 1995, was partially offset by a decrease in interest paid on the debt at the Celina Plaza Apartments for the nine months ended September 30, 1995. Under the terms of the Celina Plaza loan, the Partnership is obligated to remit a portion of the property's cash flow to the lien-holder as additional interest. Due to the property's need for capital improvements, no additional interest expense was incurred for the three and nine months ended September 30, 1995, as opposed to additional interest expense of $33,000 and $81,000 for the three and nine months ended September 30, 1994. Administrative expenses increased primarily due to approximately $354,000 in legal costs associated with the Partnership's required responses to various tender offers and other litigation (See Part II - Item 1. Legal Proceedings for further discussion). The increase was also affected by the special management fee of approximately $24,000 in relation to the distribution made to the Limited Partners in March of 1995 (See Note G in the Notes to Consolidated Financial Statements in Item 1) and increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the management transition period in the first and second quarters of 1995. The reimbursements for the Dallas office amounted to $53,000 for the nine months ended September 30, 1995.

    The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is completed.

   The Partnership's proportionate income in the affiliated joint venture decreased due to the purchase of the Colony of Springdale Apartments in April of 1994. (See Note C in the Notes to Consolidated Financial Statements in Item
1). Other income realized in the nine months ended September 30, 1994, is due to the receipt of the Partnership's pro rata share of the claims filed in Southmark's Chapter 11 bankruptcy proceeding (See Note F in the Notes to Consolidated Financial Statements in Item 1).

   As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

   As of September 30, 1995, the Partnership had cash of $1,875,000 as compared to $279,000 at September 30, 1994. Net cash provided by operating activities increased primarily due to an increase in accounts payable and accrued expenses. Net cash provided by investing activities increased primarily due to the nonrecurring purchase of the remaining 25% interest in the Colony of Springdale Apartments impacting 1994 cash flows. The increase in cash provided by investing activities was also affected by the increase in proceeds from the sale of securities available for sale and the decrease in deposits to restricted escrows, which was offset by the increase in property improvements in 1995. Net cash used in financing activities increased due to increased distributions to partners and the absence of any refinancing activity in 1995.

   The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10.1 million, net of discounts, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the first nine months of 1995, distributions of $275,000 were declared and paid. No cash distributions were made in 1994.


                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

   In November 1994, Robert L. Lewis filed a class action in the Northern District of California against ConCap Equities, Inc., LP 6 Acceptance Corporation ("LP 6") and one other party, seeking injunctive and declaratory relief, but not monetary damages, alleging, among other things, that a tender offer by LP 6 for limited partnership units of the Partnership violated federal securities laws and the partnership agreement and breached the general partner's fiduciary duties. That tender offer closed and LP 6 purchased the tendered units without Lewis having brought a motion of preliminary injunctive relief. Insignia thereafter acquired LP 6 together with all of the tendered units purchased by it. Plaintiff Lewis filed a Stipulation for Dismissal of Case Without Prejudice in June of 1995 which requested the Court to dismiss the above action without prejudice and without costs to any party. The Court approved the stipulation on July 21, 1995.

   In November 1994, Mr. C.E. Patterson and his wife, Berniece Patterson, each of whom is a limited partner in two other affiliated partnerships (Consolidated Capital Properties III ("CCP III") and Consolidated Capital Properties IV ("CCP IV")), filed actions in the United States District Court for the Northern District of California seeking declaratory and injunctive relief, but not monetary damages, alleging, among other things, that a tender offer by LP 4 Acceptance Corporation for limited partnership units of CCP III and a tender offer by LP 5 Acceptance Corporation for limited partnership units of CCP IV violated the federal securities laws and the partnership agreements and breached the general partner's fiduciary duties. The complaints named ConCap Equities, Inc., the general partner of the Partnership and the affiliated partnerships, and others as defendants. These actions were filed by the Pattersons as individuals and are not class actions. In December 1994, the complaints in these actions were amended to include Insignia, MAE and MAE-ICC, Inc. and others as defendants in connection with a tender offer commenced in December 1994 by Insignia CCP III Acquisition, L.L.C. for limited partnership units of CCP III and a tender offer commenced in December 1994 by Insignia CCP IV Acquisition, L.L.C. for limited partnership units of CCP IV. On January 20, 1995, the District Court denied Plaintiffs' motion for a preliminary injunction to enjoin each of the tender offers. The tender offers closed on January 20, 1995, and the offeror purchased the tendered units.

   On March 31, 1995, the parties to the above referenced actions entered into a settlement agreement and a standstill agreement for all actions pursuant to which (i) Plaintiffs filed a notice of dismissal with respect to the first amended complaints in the actions; (ii) Plaintiffs and defendants released each other from all claims which were or could have been asserted in connection with the first amended complaints in the actions; (iii) Plaintiffs and MacKenzie Patterson, Inc. ("MacKenzie") will refrain from certain activities relating to the acquisition of limited partnership interests in any partnership of which Insignia or any of its affiliates is a general partner; (iv) Plaintiffs and their affiliates granted to a subsidiary of Insignia a right of first refusal in connection with the sale of limited partnership interests in the Partnership by the Plaintiffs; and (v) Plaintiffs and their affiliates will assign to a subsidiary of Insignia irrevocable proxies to vote any limited partnership interests in the Partnership acquired by MacKenzie as a result of the tender offer by MacKenzie and affiliates to acquire limited partnership interests in the Partnership or thereafter.

   On December 2, 1994, an unsolicited tender offer for up to 20,000 units of the Partnership was filed with the Securities Exchange Commission ("SEC") by MacKenzie and other affiliates of MacKenzie. The offer was subsequently amended four times in January and February 1995.

   On January 31, 1995, the General Partner, acting on behalf of the Partnership, commenced an action against MacKenzie in the United States District Court for the Southern District of New York. The complaint alleged that false and misleading statements in and omissions from the amended MacKenzie Offer Materials violated federal securities laws. In response to the complaint, MacKenzie filed amendments 3 and 4 with the SEC. The General Partner, acting on behalf of the Partnership, amended its complaint, alleging that the supplemental offer material contained new misstatements and did not cure the false and misleading statements in and the omissions from the amended MacKenzie Offer Materials. The Partnership sought relief from MacKenzie's actions in the form of an injunction against the amended MacKenzie offer, and a judgement declaring that the untrue statements in and the omissions from the Amended MacKenzie Offer constituted violations of federal securities laws. On March 31, 1995, the parties to the above-referenced action entered into the settlement agreement noted above settling the action.

   The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business as of September 30, 1995.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

    (b)   Reports on Form 8-K.

          None.


                                   SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    CONSOLIDATED CAPITAL PROPERTIES VI

                                    By:   CONCAP EQUITIES, INC.
                                          General Partner



                                    By:   /s/ Carroll D. Vinson
                                          Carroll D. Vinson
                                          President




                                    By:   /s/ Robert D. Long, Jr.
                                          Robert D. Long, Jr.
                                          Controller and Principal
                                          Accounting Officer


                                    Date: November 9, 1995