Form 10KSB
period 1995-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1996-03-22
CIK 755908

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                               SECTION 13 OR 15(d)
                   (As last amended by 34-31905, eff. 4/26/93)

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1995
                                       or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period.........to.........

                         Commission file number 0-14099

                       CONSOLIDATED CAPITAL PROPERTIES VI
                 (Name of small business issuer in its charter)

         California                                            94-2940204
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                                    29602
(Address of principal executive offices)                        (Zip Code)

                    Issuer's telephone number (864) 239-1000

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                      Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.  $3,289,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995. Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.

                                     PART I

Item 1.  Description of Business

Consolidated Capital Properties VI (the "Partnership") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. On December 7, 1984, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-93900) and commenced a public offering for sale of $50 million of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered under the Securities Exchange Act of 1934 (File No. 0-14099) on December 23, 1985. The sale of Units closed on December 6, 1985, with 181,808 Units sold at $250 each, or gross proceeds of approximately $45.5 million to the Partnership.

By the end of fiscal 1987, approximately 51% of the monies raised was invested in seven properties and a 75% interest in a joint venture with an affiliated partnership which acquired one property. Of the remaining 49%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 38% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement (herein so called).

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its partners. At December 31, 1995, the Partnership owns two properties as described in "Item 2 - Description of Property." Previously, the Partnership disposed of six properties. As of December 31, 1995, the Partnership's working capital reserves are less than the 5% of Net Invested Capital, as required by its Partnership Agreement.

Reserves, consisting of cash and cash equivalents and securities available for sale totalling $1,796,000 are less than the reserve requirements of $2,266,000 at December 31, 1995. The Partnership intends to replenish the working capital reserve from cash flow from operations. The working capital requirement must be met prior to any consideration for distributions to the partners. See "Item 6 - Management's Discussion and Analysis or Plan of Operations" for discussion of Partnership liquidity and capital resources.

The real estate business is highly competitive. The Registrant's real property investments are subject to competition from similar types of properties in the vicinities in which they are located and the Partnership is not a significant factor in its industry. In addition, various limited partnerships have been formed by related parties to engage in business which may be competitive with the Registrant.

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see Item 12.

Upon the Partnership's formation in 1984, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Group II ("CCG"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partnerships dated August 10, 1990.
As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limited changes of control of the Partnership and approved conversion of the general partner interest of the non-corporate general partner, CCG, to that of a special limited partner ("Special Limited Partner") without voting and other rights of a limited partner except for the economic interest previously held as a general partner. Pursuant to an amendment to the Partnership Agreement, the non-corporate general partner interest of CCG was converted to that of a Special Limited Partner and CEI became the sole general partner of the Partnership on December 31, 1991.

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, among other things, MAE-ICC, Inc., a wholly owned subsidiary of Metropolitan Asset Enhancement, L.P., ("MAE") and an affiliate of Insignia, acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

Item 2.  Description of Property

The Partnership originally acquired seven properties of which two were sold, two were conveyed to lenders, two of three phases in a property were conveyed to the lender and the remaining phase was sold, and one property was foreclosed on, in fiscal years prior to 1994. The Partnership also originally acquired a 75% interest in a real estate joint venture. In April 1994, the Partnership purchased the remaining 25% interest in the real estate joint venture. As of December 31, 1995, the Partnership owns two properties as noted below:


                                  Date of
Property                          Purchase       Type of Ownership           Use
Celina Plaza Apartments           08/07/85       Fee ownership subject    Apartment
   El Paso, Texas                                to first, second and     289 units
                                                 third mortgages.

Colony of Springdale Apartments   02/20/87       Fee ownership subject    Apartment
   Springdale, Ohio                              to first mortgage.       261 units


Schedule of Properties:



                            Carrying     Accumulated                             Federal
 Property                     Value     Depreciation        Rate      Method    Tax Basis
 (dollar amounts in thousands)
 Celina Plaza Apartments     $ 6,823        $3,460       5-19 years     S/L      $3,082

 Colony of Springdale          9,483         2,992       5-30 years     S/L       5,774
    Apartments

      Totals                 $16,306        $6,452                               $8,856


See Note A of the Financial Statements included in Item 7 for a description of the Partnership's depreciation policy.

Schedule of Mortgages:

                                  Principal                            Principal
                                 Balance At                            Balance
                                 December 31,   Interest   Maturity     Due At
 Property                            1995         Rate      Date       Maturity
(dollar amounts in thousands)

Celina Plaza Apartments
   1st mortgage                    $ 1,835        8.75%      07/97       $1,587
   2nd mortgage                         56        8.75%      07/97           49
   3rd mortgage                      4,025         (1)       07/97        4,025

Colony of Springdale
  Apartments
   1st mortgage                      4,523        9.50%      05/01        4,152
                                    10,439                               $9,813
 Mortgage discount                    (307)

                                   $10,132

(1) The net wrap-around mortgage loan collateralized by Celina Plaza Apartments requires quarterly contingent interest payments based on 50% of Celina Plaza's cash flow as defined in the Promissory Note. Contingent interest payments of $42,000 were required in 1995, and $138,000 were required in 1994. This loan is evidenced by an all-inclusive note which wraps around the 1st and 2nd mortgages but is presented above as net of these loans.



Schedule of Rental Rates and Occupancy:

                                   Average Annual                  Average
                                    Rental Rates                  Occupancy

 Property                        1995          1994           1995          1994
                              (per unit)    (per unit)

 Celina Plaza Apartments        $6,294        $6,187          90%           94%

 Colony of Springdale
    Apartments                  $6,124        $5,908          88%           96%

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. All of the properties of the Partnership are subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the properties are adequately insured. The properties' lease terms are for one year or less and no tenant leases 10% or more of the available rental space.

The decrease in occupancy at the Celina Plaza Apartments is due to a decline in the El Paso market resulting from military spending cuts. In December of 1994, the managing agent evaluated the tenant base at the Colony of Springdale Apartments and identified several tenants with large delinquent balances. In an effort to improve the tenant base, the tenants who did not pay their outstanding balances were evicted, thereby decreasing the property's occupancy level. This occupancy decrease is expected to be short term as capital improvements were madein the fourth quarter of 1995 which are expected to increase the curb appeal of the property thereby enhancing the property's ability to attract higher quality tenants. Ongoing property improvements at both locations, resulting in improved consumer appeal, are expected to positively impact rental rates and occupancy.

Schedule of Real Estate Taxes and Rates:

Real estate taxes and rates in 1995 for each property were:

                                                   1995          1995
                                                  Taxes          Rate
                                              (in thousands)

            Celina Plaza Apartments                $157          2.8%
            Colony of Springdale Apartments         108          4.2%


Item 3.  Legal Proceedings

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

The Partnership is not a party to, nor is any of the Partnership's property the subject of, any material pending legal proceedings, other than ordinary litigation routine to the Partnership's business as of December 31, 1995.


Item 4. Submission of Matters to a Vote of Security Holders

During the fourth quarter of the year ended December 31, 1995, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


                                     PART II


Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

(A) No established public trading market for the Partnership's Units exists nor is one expected to develop.

(B)     Title of Class                    Number of Unit Holders of Record

        Limited Partnership Units         3,770 as of December 31, 1995

(C) On November 3, 1994, an affiliate of the General Partner, LP6 Acceptance Corporation, distributed an offer to purchase up to 81,585 Limited Partner units (the "Tender Offer") for a cash price of $17.00 per Unit to Limited Partners of record as of October 1, 1994. The Tender Offer expired on December 2, 1994. Approximately 1,216 Limited Partners holding 41,228 Units (22.74% of total Units) accepted the Tender Offer and sold their Units to LP6 Acceptance Corporation for an aggregate sales price of approximately $701,000. As a part of the Insignia Transaction, Insignia acquired all of the outstanding capital stock of LP6 Acceptance Corporation which had then recently consummated the Tender Offer.

(D) In March 1995, the General Partner declared and paid distributions, attributable to cash flow from operations, totalling approximately $275,000 to the partners. There were no cash distributions to the Limited Partners during the year ended December 31, 1994. See "Item 6 - Management's Discussion and Analysis or Plan of Operations."


Item 6.  Management's Discussion and Analysis or Plan of Operations

Results of Operations

The Partnership realized a net loss from operations of $750,000 for the year ended December 31, 1995, compared to a net loss from operations of $295,000 for the year ended December 31, 1994.

Rental income, property operations expense, interest expense and depreciation expense increased for the year ended December 31, 1995, primarily due to the purchase of the remaining 25% of the Colony of Springdale Apartments in April of 1994 (See Note C in the Notes to Consolidated Financial Statements in Item 7). Property operations expense also increased due to advertising and rental costs incurred in efforts to increase occupancy. Interest expense for the year ended December 31, 1995, was also increased by the refinancing of the debt on the Colony of Springdale Apartments in April of 1994 with an interest rate of 9.5% compared to the 8.5% rate that was in effect in the first quarter of 1994. This increase in interest expense for the year ended December 31, 1995, was partially offset by a decrease in interest paid on the debt at the Celina Plaza Apartments for the year ended December 31, 1995. Under the terms of the Celina Plaza loan, the Partnership is obligated to remit a portion of the property's cash flow to the lien-holder as additional interest. Due to the property's need for capital improvements, additional interest expense of $42,000 was paid for the year ended December 31, 1995, as opposed to additional interest of $138,000 paid for the year ended December 31, 1994. Administrative expenses increased due to approximately $193,000 in legal costs, net of insurance, associated with the Partnership's required responses to various tender offers and other litigation (See Item 3. Legal Proceedings). The administrative expense increase was also affected by the special management fee of approximately $24,000 paid in conjunction with the distribution made to the Limited Partners in March of 1995 (See Note G in the Notes to Consolidated Financial Statements in Item 7) and increased expense reimbursements related to the combined efforts of the Dallas and Greenville partnership administration staffs during the management transition period in the first and second quarters of 1995. The reimbursements for the Dallas office amounted to $53,000 for the year ended December 31, 1995.

The increased costs related to the transition efforts were incurred to minimize any disruption in the year-end reporting function including the financial reporting and K-1 preparation and distribution. The General Partner expects recurring administrative expenses to be reduced now that the management transition is completed.

The Partnership's proportionate income in the affiliated joint venture was eliminated due to the purchase of the Colony of Springdale Apartments in April of 1994. (See Note C in the Notes to Consolidated Financial Statements in
Item 7).

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

Liquidity and Capital Resources

As of December 31, 1995, the Partnership had unrestricted cash of $1,311,000 as compared to $414,000 at December 31, 1994. Net cash provided by operating activities decreased primarily due to an increase in restricted cash and increased property operating costs. Net cash provided by investing activities increased primarily due to the nonrecurring purchase of the remaining 25% interest in the Colony of Springdale Apartments impacting 1994 cash flows. The increase in cash provided by investing activities was also affected by the increase in proceeds from the sale of securities available for sale and the decrease in deposits to restricted escrows, which was offset by the increase in property improvements in 1995. Net cash used in financing activities increased due to increased distributions to partners and the absence of any refinancing activity in 1995.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits and securities available for sale totalling $1,796,000 are less than the reserve requirement of $2,266,000 at December 31, 1995. The Partnership intends to replenish the working capital reserve from cash flow from operations. The working capital requirement must be met prior to any consideration for distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10.1 million, net of discounts, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the year of 1995, distributions of $275,000 were declared and paid. No cash distributions were made in 1994.

At January 1, 1994, the Partnership owned a 75% interest in a real estate joint venture which held title to the Colony of Springdale Apartments, a 261-unit apartment complex located in Springdale, Ohio. The joint venture's note payable of $3.1 million, which was secured by the property, was scheduled to mature in March 1995. Preliminary discussions with lenders indicated that a refinancing would be difficult under the joint venture ownership structure. In order to facilitate the refinancing, title to the property was transferred to Colony Associates, a limited partnership in which the Partnership owned a 75% interest, in March 1994.

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


Item 7.  Financial Statements


CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

     Reports of Independent Auditors

     Consolidated Balance Sheet - December 31, 1995

     Consolidated Statements of Operations - Years ended December 31, 1995 and 1994

     Consolidated Statement of Changes in Partners Capital (Deficit) - Years ended December 31, 1995 and 1994

     Consolidated Statements of Cash Flows - Years ended December 31, 1995 and 1994

     Notes to Consolidated Financial Statements


                Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties VI


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties VI as of December 31, 1995, and the related consolidated statements of operations, changes in partners capital (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Partnership s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership s management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI as of December 31, 1995, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.




                                                   /s/ ERNST & YOUNG LLP


Greenville, South Carolina
February 5, 1996


                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Consolidated Capital Properties VI:

We have audited the accompanying consolidated statements of operations, partners'
capital  (deficit)  and  cash  flows  of Consolidated  Capital  Properties  VI (a
California  limited partnership)  for the  year ended  December 31, 1994.   These
financial statements are the responsibility of the Partnership's management.  Our responsibility is to  express an opinion  on these financial statements  based on our audit.

We conducted our audit in accordance with generally accepted auditing  standards.
Those standards require that  we plan and perform the audit to  obtain reasonable
assurance  about   whether  the  financial   statements  are  free  of   material
misstatement.  An audit includes examining,  on a test basis, evidence supporting the  amounts and disclosures in the financial statements.  An audit also includes assessing  the  accounting  principles used  and  significant estimates  made  by management, as well  as evaluating the overall financial  statement presentation.
We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Consolidated
Capital Properties VI for the year ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                         /s/ Arthur Andersen, LLP

Dallas, Texas
March 23, 1995



                        CONSOLIDATED CAPITAL PROPERTIES VI

                            CONSOLIDATED BALANCE SHEET
                         (in thousands, except unit data)

                                December 31, 1995


 Assets
   Cash and cash equivalents:
      Unrestricted                                                  $1,311
      Restricted--tenant security deposits                              95
   Securities available for sale                                       390
   Prepaid and other assets                                            652
   Investment properties:
      Land                                            $ 1,652
      Buildings and personal  property                 14,654
                                                       16,306
      Less accumulated depreciation                    (6,452)       9,854

                                                                   $12,302
 Liabilities and Partners' Capital (Deficit)
 Liabilities
   Accounts payable and accrued expenses                           $   485
   Mortgage notes and interest payable                              10,314

 Partners' Capital (Deficit)
   General partners                                   $    (5)
   Special limited partners                               (70)
   Limited partners (181,288 units issued
      and outstanding)                                  1,578        1,503

                                                                   $12,302


           See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                         (in thousands, except unit data)


                                                     Years Ended December 31,
                                                          1995        1994

 Revenues:
    Rental income                                       $3,139       $2,719
    Interest and other income                              150          180
    Proportionate income in
       affiliated joint venture                             --           21
       Total revenues                                    3,289        2,920

 Expenses:
    Property operations                                  2,029        1,632
    Depreciation                                           676          539
    Interest                                               874          835
    Administrative                                         460          209
       Total expenses                                    4,039        3,215

    Net loss                                            $ (750)      $ (295)

 Net loss allocated to general partners  (0.2%)         $   (2)      $   (1)
 Net loss allocated to limited partners (99.8%)           (748)      $ (294)

                                                        $ (750)      $ (295)

 Net loss per limited partnership unit                  $(4.13)      $(1.62)

           See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL PROPERTIES VI

         CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                         (in thousands, except unit data)



                                  Limited                   Special
                                Partnership    General      Limited    Limited
                                   Units       Partner      Partner   Partners     Total

Original capital contributions    181,808     $     1      $    --    $45,452    $45,453

Partners' capital (deficit)
  at December 31, 1993            181,340          (1)         (77)     2,901      2,823

Abandonment of limited
  partnership units                   (40)         --           --         --         --

Net loss for the year ended
  December 31, 1994                    --          (1)          --       (294)      (295)

Amortization of timing
  difference                           --          --            9         (9)        --

Partners' capital (deficit)
  at December 31, 1994            181,300     $    (2)     $   (68)   $ 2,598    $ 2,528

Abandonment of limited
  partnership units                   (12)         --           --         --         --

Net loss for the year ended
  December 31, 1995                    --          (2)          --       (748)      (750)

Amortization of timing
  difference                           --          --            9         (9)        --

Distributions paid                     --          (1)         (11)      (263)      (275)

Partners' capital (deficit)
  at December 31, 1995            181,288    $     (5)    $    (70)   $ 1,578    $ 1,503

           See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL PROPERTIES VI

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (in thousands, except unit data)


                                                          Years Ended December 31,
                                                             1995           1994
 Cash flows from operating activities:
    Net loss                                               $  (750)       $   (295)
    Adjustments to reconcile net loss to net
       cash provided by operating activities:
       Depreciation and amortization of
        discounts and loan costs                               904             753
       Proportionate income in affiliated
        joint venture                                           --             (21)
       Change in accounts:
        Tenant security deposits                               (95)             --
        Prepaid and other assets                               (26)           (160)
        Accounts payable and accrued expenses                   53             172
        Interest payable                                        33              28

            Net cash provided by operating activities          119             477

 Cash flows from investing activities:
    Property improvements and replacements                    (483)           (226)
    Purchase of securities available for sale               (5,713)         (1,656)
    Proceeds from sale of securities available
       for sale                                              7,519             889
    Distribution from investment in affiliated
       joint venture                                            --              60
    Deposits to restricted escrows                             (80)           (152)
    Purchase of remaining interest in joint venture             --            (908)
    Cash received in purchase of interest in
       affiliated joint venture                                 --              92

            Net cash provided by (used in)
                investing activities                         1,243          (1,901)

 Cash flows from financing activities:
    Payments on mortgage notes payable                        (190)           (163)
    Partners distributions                                    (275)             --
    Proceeds from refinancing                                   --           4,600
    Repayment of note payable                                   --          (3,073)
    Direct financing costs                                      --            (114)

       Net cash (used in) provided by financing
        activities                                            (465)          1,250

 Net increase (decrease) in cash                               897            (174)

 Cash at beginning of period                                   414             588

 Cash at end of period                                     $ 1,311         $   414

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                 $   614         $   608

           See Accompanying Notes to Consolidated Financial Statements


                        CONSOLIDATED CAPITAL PROPERTIES VI

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1995


Note A - Organization and Summary of Significant Accounting Policies

Organization
Consolidated  Capital  Properties  VI,  a  California  limited  partnership  (the
"Partnership"), was formed on May 23, 1984, to acquire and operate commercial and
residential  properties.   As  of  December 31,  1995  the  Partnership owns  two
residential properties located in or near major urban areas in the United States.

At the  time  of  the  Partnership's  formation,  Consolidated  Capital  Equities
Corporation  ("CCEC"), a Colorado corporation, was  the corporate general partner and Consolidated Capital Group II  ("CCG"), a California general partnership, was
the non-corporate general partner.   In 1988, through  a series of  transactions,
Southmark Corporation ("Southmark")  acquired controlling  interest in CCEC.   In
December  1988, CCEC  filed for  reorganization under  Chapter  11 of  the United
States Bankruptcy Code.   In 1990, as part  of CCEC's reorganization plan, ConCap
Equities, Inc. (the "General  Partner" or "CEI") acquired  CCEC's general partner
interests  in  the  Partnership  and   in  15  other  affiliated  public  limited
partnerships (the "Affiliated Partnerships")  and CEI  replaced CCEC as  managing
general  partner  in all  16 partnerships.    The selection  of CEI  as  the sole
managing general partner was approved  by a majority of  the Limited Partners  in the  Partnership and  in  each  of the  Affiliated  Partnerships  pursuant  to  a solicitation  of the Limited  Partners dated  August 10,  1990.  As part  of this solicitation, the Limited Partners also  approved an amendment to the Partnership
Agreement to limit changes of control of the Partnership.

All of CEI's  outstanding stock is owned  by GII Realty, Inc.   In December 1994,
the  parent  of GII  Realty,  Inc., entered  into  a  transaction (the  "Insignia
Transaction")  in  which  among  other  things,  MAE-ICC,  Inc.,  a  wholly owned subsidiary  of  Metropolitan Asset  Enhancement,  L.P., ("MAE")  an affiliate  of
Insignia Financial  Group, Inc. ("Insignia"), acquired  an option (exercisable in whole or in part  from time to time) to purchase  all of the stock of GII Realty,
Inc. and, pursuant to  a partial exercise of such option, acquired  50.5% of that stock.  As a part of the Insignia Transaction, MAE-ICC, Inc. also acquired all of the outstanding stock of Partnership  Services, Inc., an asset management entity, and  Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity.  In addition, confidentiality, non-competition, and standstill  arrangements were entered into between certain of the parties.  Those arrangements, among other  things, prohibit GII Realty's former  sole shareholder from purchasing Partnership  Units for a period  of three years.  On  October 24,
1995, MAE-ICC, Inc. exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

On December 31, 1991, the non-corporate general partner interest of CCG was converted to that of a Special Limited Partner, as more fully described in Note
E.


Note A - Organization and Summary of Significant Accounting Policies (continued)

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

Investment Properties

Prior to  the fourth quarter of  1995, investment properties  were carried at the lower of cost  or estimated fair value, which was  determined using the higher of the  property's non-recourse debt  amount, when applicable, or  the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property.  During the fourth quarter of 1995 the Partnership adopted FASB
Statement No. 121,  "Accounting for the Impairment  of Long-Lived Assets  and for
Long-Lived Assets  to Be  Disposed Of",  which requires impairment  losses to  be recorded  on long-lived assets  used in operations when  indicators of impairment are  present and the undiscounted cash  flows estimated to be  generated by those
assets  are less  than  the  assets' carrying  amount.   The  impairment  loss is
measured  by comparing the fair value of  the asset to its  carrying amount.  The effect of adoption was not material.

Depreciation

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 30 years.

Cash and cash equivalents

     Unrestricted  -  Unrestricted cash  includes cash  on hand,  demand deposits, money market  funds, and U.S. Treasury  Bills with  original maturities of  three
months  or less.   At certain  times the amount  of cash deposited at  a bank may exceed the limit on insured deposits.

     Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.


Note A - Organization and Summary of Significant Accounting Policies (continued)

Restricted Escrows

The Partnership maintains tax and insurance escrows and a repair escrow with the lenders totalling approximately $293,000 at December 31, 1995, which are included in prepaid and other assets.

Reclassification

Certain reclassifications have been made to the 1994 information to conform to the 1995 presentation.

Securities Available For Sale

In 1994, the Partnership adopted Statements of Financial Accounting Standards No.
115,  "Accounting  for  Certain  Investments  in  Debt  and  Equity  Securities."
Securities available  for sale ("Securities")  are stated at fair value.   As the
Securities' fair value approximate their cost, any unrealized gains or losses are immaterial and  therefore have  not been recorded in  the accompanying  financial
statements.   The  cost  of Securities  sold  is  determined using  the  specific identification method.

The Securities mature as follows:

      Description                    Cost           Maturity
                                (in thousands)

      U.S. Treasury Bills          $   34           May 1996

      U.S. Treasury Notes              51           July 1996

      U.S. Treasury Notes             298           February 1998

      Equity Securities                 7           N/A
                                   $  390

Fair Value

In 1995, the Partnership  implemented Statement of Financial Accounting Standards
No. 107, "Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities.
The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Note A - Organization and Summary of Significant Accounting Policies (continued)

Discounts on Notes Payable

Discounts on notes payable are amortized using the straight-line method over the remaining terms of the related notes.

Rental Income

The Partnership leases its residential property under short-term operating leases. Lease terms are generally one year or less in duration.

Income Taxes

No provision has been  made in the financial statements for Federal  income taxes because, under  current law, no Federal  income taxes  are paid  directly by  the
Partnership.    The  Partners  are  responsible for  their  respective  shares of
Partnership net income or loss.

The tax basis of the Partnership's assets and liabilities is approximately $5.2 million greater than the assets and liabilities as reported in the financial statements.

Allocation of Net Income and Net Loss

The Partnership Agreement, as amended and as described more fully in Note E, provides for net income and net losses for both financial and tax reporting purposes to be allocated 99.8% to the Limited Partners and .2% to the General
Partner.

Advertising Costs

Advertising costs of approximately $62,000 in 1995, and $36,000 in 1994 are charged to expenses as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.
Actual results could differ from those estimates.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and affiliates of Insignia for the management and administration of all of the Partnership activities, as provided for in the Partnership agreement.

The Partnership  has paid  the property  management fees  noted below  based upon collected  gross  rental  revenues ("Rental  Revenues")  for property  management services in  each of the  years ended December 31, 1995,  and 1994, respectively.
For the year ended December 31, 1994, a portion  of such property management fees equal to  4% of  Rental Revenues  was paid  to the  property management companies performing  day-to-day property management services  and a portion equal to 1% of
Rental Revenues  was paid  to  Partnership Services,  Inc. ("PSI")  for  advisory
services   related  to   day-to-day  operations.   Coventry   Properties,  Inc.
("Coventry") an affiliate of the General Partner provided the day-to-day property management responsibilities for one of the Partnership's  properties during 1994.
In late  December 1994,  an  affiliate of  Insignia assumed  day-to-day  property
management responsibilities for  all of the Partnership's properties.   Fees paid
to Insignia and affiliates for the year ended December 31, 1995, and fees paid to
PSI and Coventry for the year ended December 31, 1994, have been reflected in the following table as compensation to related parties in the applicable periods:

                                                 Years Ended December 31,
                                                1995               1994
                                                     (in thousands)
      Property management fees                   $159              $ 97

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $24,000 to affiliates of the General Partner during 1995 under this provision of the Partnership
Agreement.  No such fees were paid or accrued in 1994.

The Partnership  Agreement also provides for reimbursement to the General Partner and its  affiliates for costs  incurred in connection with  the administration of
Partnership  activities.  The General  Partner and its affiliates, which includes
Coventry  for the  year  ended  December  31,  1994, received  reimbursements  as reflected in the following table:
                                                Years Ended December 31,
                                                1995               1994
                                                     (in thousands)
      Reimbursement for services of affiliates   $115               $98

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

Note B - Related Party Transactions (continued)

obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

On  November  3,  1994, an  affiliate  of  the General  Partner,  LP6  Acceptance
Corporation, distributed an offer to purchase up to 81,585 Limited  Partner units
(the  "Tender Offer") for a cash price  of $17.00 per Unit to Limited Partners of
record as of October  1, 1994.   The Tender  Offer expired on  December 2,  1994.
Approximately 1,216 Limited Partners holding 41,228 Units (22.74% of total Units)
accepted the Tender Offer and  sold their Units to LP6 Acceptance Corporation for
an aggregate sales  price of approximately $701,000.   As a part of  the Insignia
Transaction,  Insignia acquired  all  of  the outstanding  capital  stock  of LP6
Acceptance Corporation which had then recently consummated the Tender Offer.

Note C - Purchase of Remaining Interest in Affiliated Joint Venture

As of  January 1,  1994, the Partnership  owned a 75%  interest in  a real estate joint venture which held title to the Colony of Springdale Apartments, a 261-unit apartment complex located in Springdale, Ohio.  The joint venture's  note payable of $3.1 million, which  was secured by the  property, was scheduled to mature  in
March  1995.  Preliminary  discussions with lenders indicated  that a refinancing
would be  difficult under  the joint  venture ownership structure.   In order  to
facilitate the  refinancing, title  to  the property  was transferred  to  Colony
Associates, a limited partnership in which the Partnership owned  a 75% interest, in March 1994.

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



Note C - Purchase of Remaining Interest in Affiliated Joint Venture (continued)

The following table sets forth the assets and liabilities of Colony Associates as of the acquisition date:

                                          As of April 22, 1994
                                         (date of acquisition)
                                             (in thousands)

      Net real estate                           $ 6,406
      Cash received in purchase (a)                  92
      Other assets                                   79
                                                  6,577
      Note and interest payable                  (3,088)
      Other liabilities                            (154)

                                                $ 3,335

     (a) Cash received in purchase represents cash balances in the property's bank accounts as of the purchase date and is reflected in the 1994 statement of cash flows as "cash received in purchase of interest in affiliated joint venture."

Note D - Commitment

The  Partnership  is   required  to   maintain  working   capital  reserves   for
contingencies of not  less than  5% of  Net Invested  Capital as  defined in  the
Partnership Agreement.   In the event expenditures are made  from these reserves,
operating revenue shall be allocated to such reserves to  the extent necessary to maintain the foregoing level.  Reserves, consisting of cash and cash equivalents, tenant security deposits and  securities available for sale  totalling $1,796,000 are less  than the reserve requirement  of $2,266,000 at December  31, 1995.  The
Partnership intends to replenish the working capital reserve from  cash flow from
operations.    The  working  capital  requirement  must  be  met  prior  to   any
consideration for distributions to the partners.

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

Note E - Change in Status of Non-Corporate General Partner (continued)

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


Note G - Distributions

In March 1995, the Partnership declared and paid distributions, attributable to cash flow from operations, totalling approximately $275,000 to the partners.

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


                                     Principal      Monthly                         Principal
                                     Balance At     Payment     Stated               Balance
                                    December 31,   Including   Interest  Maturity     Due At
         Property                       1995        Interest     Rate      Date      Maturity
         (dollar amounts in thousands)
         Celina Plaza Apartments
           1st mortgage              $  1,835        $   26     8.75%      07/97     $  1,587
           2nd mortgage                    56             1     8.75%      07/97           49
           3rd mortgage                 4,025            --      (1)       07/97        4,025

         Colony of Springdale
           Apartments
           1st mortgage                 4,523            40     9.50%      05/01        4,152
                                       10,439(2)
         Mortgage discount               (307)

              Totals                 $ 10,132        $   67                          $  9,813

(1) The net wrap-around mortgage loan collateralized by Celina Plaza Apartments requires quarterly contingent interest payments based on 50% of Celina Plaza's cash flow as defined in the Promissory Note. Contingent interest payments of $42,000 were required in 1995, and $138,000 were required in 1994. This loan is evidenced by an all-inclusive note which wraps around the 1st and 2nd mortgages but is presented above as net of these loans.

(2)  The estimated fair values of the Partnership's aggregate debt (excluding the
     Celina Plaza 3rd mortgage) is $6,680,000.  This value represents a general approximation  of possible value and  is not  necessarily indicative  of the amounts Partnership may pay in actual market transactions.  Due to the difficulty of forecasting the future cash flows of the Celina Plaza Apartments, the
     Partnership has determined that  it is not practicable  to estimate the fair value of the $4,025,000 third mortgage.

Note H - Notes Payable (continued)

Scheduled maturities of principal are as follows:


                     Years Ending December 31,
                           (in thousands)

                                1996                    $   212
                                1997                      5,820
                                1998                         66
                                1999                         73
                                2000                         80
                             Thereafter                   4,188

                                                        $10,439
Note I - Investment Properties and Accumulated Depreciation

                                              Initial Cost
                                              To Partnership
                                              (in thousands)

                                                       Buildings        Cost
                                                      and Related   Capitalized
                                                       Personal    Subsequent to
 Description              Encumbrances      Land       Property     Acquisition

 Celina Plaza Apartments
   El Paso, Texas            $ 5,916       $  736       $ 4,930        $1,157

 Colony of Springdale
   Apartments
   Springdale, Ohio            4,523          909         8,358           216

        Totals               $10,439       $1,645       $13,288        $1,373



                                     Gross Amount At Which Carried
                                          At December 31, 1995
                                              (in thousands)

                                                 Buildings
                                                And Related
                                                 Personal                   Accumulated      Date     Depreciable
 Description                          Land       Property         Total     Depreciation   Acquired    Life-Years
 Celina Plaza Apartments
   El Paso, Texas                 $   736         $ 6,087       $ 6,823        $3,460      8/07/85        5-19

 Colony of Springdale
   Springdale, Ohio                   916           8,567          9,483        2,992      2/20/87        5-30

         Totals                    $1,652         $14,654        $16,306       $6,452


Note I - Investment Properties and Accumulated Depreciation (continued)

Reconciliation of "Investment Properties and Accumulated Depreciation":

                                                     Years Ended December 31,
                                                       1995            1994
                                                          (in thousands)
 Investment Properties
 Balance at beginning of year                        $15,823         $ 6,711
     Property improvements:                              483             226
       Consolidation of investment previously
          reported under the equity method                --           8,886

 Balance at End of Year                              $16,306         $15,823

 Accumulated Depreciation
 Balance at beginning of year                        $ 5,776         $ 2,831
     Additions charged to expense                        676             539
     Consolidation of investment previously
            reported under the equity method              --           2,406

 Balance at end of year                              $ 6,452         $ 5,776

The aggregate cost of the real estate for Federal income tax purposes at December
31, 1995 and 1994 is approximately $15,469,000 and $14,987,000. The accumulated depreciation taken for Federal income tax purposed at December 31, 1995 and 1994 is approximately $6,613,000 and $6,026,000, respectively.

Note J - Abandoned Limited Partnership Units

For the years ended December 31, 1995 and 1994, the number of Limited Partnership
Units decreased  by  12  and 40  units  respectively,  due  to  limited  partners
abandoning  their units.    In abandoning  Limited Partnership  Units,  a limited
partner relinquishes all right,  title and interest in the  Partnership as of the date of abandonment.


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial
        Disclosure

As reported in the Partnership's Form  8-K filed May 10, 1995, as of May 3, 1995,
Arthur Andersen L.L.P., the independent accountant previously engaged as the principal accountant to audit the financial statements of the Partnership was dismissed. As of the same date, the firm of Ernst & Young L.L.P. was engaged to provide that service for the Partnership.

                                     PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name  of  the directors  and  executive  officers of  ConCap  Equities,  Inc.
("CEI"),  the Partnership's General Partner,  as of December  31, 1995, their age and the nature of  all positions with  CEI presently held  by them are set  forth
below.   There  are no  family relationships  between or  among any  officers and directors.


Name                                Age                  Position

Carroll D. Vinson                   55                   President, Director

Robert D. Long, Jr.                 28                   Controller, Principal
                                                         Accounting Officer

William H. Jarrard, Jr.             49                   Vice President

John K. Lines                       36                   Secretary

Kelley M. Buechler                  38                   Assistant Secretary


Carroll D. Vinson has been  President of CEI since December 1994 and President of the Metropolitan Asset Enhancement, L.P. ("MAE") subsidiaries since August  1994.
Prior  to that, during 1993 to August 1994, Mr. Vinson was affiliated with Crisp,
Hughes & Co.  (a regional CPA firm)  and engaged in various  other investment and consulting activities, which included portfolio acquisitions, asset dispositions, debt restructurings  and financial reporting.  Briefly, in early 1993, Mr. Vinson served as  President and Chief  Executive Officer of Angeles  Corporation, a real
estate investment firm.   From 1991 to 1993, Mr. Vinson was  employed by Insignia
in various capacities  including Managing  Director-President during 1991.   From
1986 to 1990, Mr. Vinson  was President and Director of U.S. Shelter Corporation,
a  real estate  services company, which  sold substantially all of  its assets to
Insignia in December 1990.


Robert D. Long, Jr. has been Controller and Chief Accounting Officer of CEI since
December 1994 and Chief Accounting Officer and Controller of the MAE subsidiaries since February 1994.  Prior to joining  MAE in September 1993, Mr. Long served as a senior regional accountant with Insignia Management Group, Inc. since  December
1991.  From January  1991 until December 1991,  Mr. Long was associated with  the accounting firm of Harshman, Lewis and Associates.  From  July 1989 until January
1991, Mr. Long was an auditor for  the State of Tennessee.   He is a graduate  of
the University of Memphis.

William H. Jarrard, Jr. has been Vice President  of CEI since December 1994, Vice
President of  the MAE  subsidiaries  since January  1992 and  Managing  Director-
Partnership Administration of Insignia since January 1991.  During the five years prior to  joining Insignia  in 1991, he  served in  a similar  capacity for  U.S.
Shelter.   Mr. Jarrard is a  graduate of the  University of South  Carolina and a certified public accountant.

John K.  Lines has been  Secretary of CEI  since December 1994,  Secretary of the
MAE subsidiaries since August 1994 and General Counsel  and Secretary of Insignia
since July 1994.   From May  1993 until  June 1994, Mr. Lines  was the  Assistant
General Counsel  and Vice President of  Ocwen Financial Corporation in  West Palm
Beach,  Florida.   From October  1991 until April  1993, Mr.  Lines was  a Senior
Attorney  with Banc  One Corporation  in  Columbus, Ohio.    From May  1984 until
October  1991,  Mr. Lines  was  employed as  an associate  with Squire  Sanders &
Dempsey in Columbus, Ohio.

Kelley  M. Buechler  has been  Assistant  Secretary of  CEI since  December 1994,
Assistant Secretary  of the  MAE subsidiaries since January  1992, and  Assistant
Secretary of Insignia since January 1991.  During the five years prior to joining
Insignia  in 1991,  she served  in  a similar  capacity for  U.S.  Shelter.   Ms.
Buechler is a graduate of the University of North Carolina.

CEI  is  the  general   partner  of  the  Partnership  and  13  other  Affiliated
Partnerships as of December 31, 1995.

Item 10.  Executive Compensation

No  direct compensation  was paid or  payable by the Partnership  to directors or officers  for the year ended December  31, 1995, nor was  any direct compensation paid  or payable  by the  Partnership  to directors  or  officers of  the General
Partner  for the year ended  December 31, 1995.   The Partnership has no plans to
pay  any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements," Note B - Related Party Transactions, for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

(a)     Security Ownership of Certain Beneficial Owners

        Except as provided below, as of February 1996, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.


                                      Number of          Percent

         Name and Address               Units            Of Total

         LP6 Acceptance Corporation     41,188            22.72%
         One Insignia Financial
         Greenville, SC 29602

        The Units reflected above were acquired by LP6 Acceptance Corporation, an affiliate of the Partnership and CEI, pursuant to its offer dated
        November 3, 1994, to purchase Units for a purchase price of $17.00 per Unit (the "Tender Offer").

        LP6 Acceptance Corporation is owned 100% by Insignia.

        As of February 1996, no other person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b)     Beneficial Owners of Management

        Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.


(c)     Changes in Control

        Beneficial Owners of CEI

        As of February 1996, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                      Number of       Percent
         Name and Address             CEI Shares     Of Total

         GII Realty, Inc.               100,000        100%
         One Insignia Financial
         Greenville, SC 29602

        GII Realty, Inc. is owned by MAE-ICC, Inc. (See Item 1).


Item 12.  Certain Relationships and Related Transactions

Transactions with Current Management and Others

Except  for  the transactions  described  below,  neither  CEI  nor  any  of  its directors, officers or associates, or any associates  of any of them, has had any
interest in any other  transaction to which the Partnership  is a party.   Please
refer to  "Item 7 -  Financial Statements," Note B -  Related Party Transactions,
for  the amounts  and items  of permissible  compensation and  fees  paid to  the
General Partner  and its affiliates  and other  related parties for  the last two years.

The  Partnership has  paid property  management fees  based upon  collected gross rental  revenues ("Rental Revenues") for property management  services in each of the years  ended December 31, 1995,  and 1994, respectively.  For  the year ended
December 31, 1994,  a portion  of such property  management fees  equal to  4% of
Rental Revenues was paid to the property management companies performing  day-to-
day property management services and a portion equal to 1% of Rental Revenues was paid to Partnership Services,  Inc. ("PSI") for advisory services related to day-
to-day  operations.  Coventry  Properties, Inc. ("Coventry") an  affiliate of the
General Partner provided the day-to-day property management  responsibilities for
one  of the  Partnership's properties  during 1994.   In  late December  1994, an
affiliate  of  Insignia  Financial Group,  Inc.  ("Insignia") assumed  day-to-day property management responsibilities for all of the Partnership's properties.

All of the above-referenced agreements with affiliates of CEI and related parties of the Partnership are subject to the conditions and limitations imposed by the Partnership Agreement.

Conversion of Non-Corporate General Partner; Special Allocation

In  the year  ended December 31,  1991, the Partnership Agreement  was amended to convert the general  partner interest held by the non-corporate  general partner,
CCG,  to that  of a  special limited  partner ("Special  Limited Partner").   The
Special Limited Partner does not have  a vote and does not have any of the  other rights of a Limited Partner except the  right to inspect the Partnership's  books and  records; however,  the  Special  Limited Partner  will retain  the  economic interest in  the Partnership which  it previously owned as general  partner.  CEI became the sole general partner of the  Partnership effective as of December  31,
1991.  In connection with  CCG's conversion, a special allocation of gross income was made  to the  Special Limited  Partner in  order to eliminate  its tax  basis negative capital account.

After the  conversion, the  various owners of  interests in  the Special  Limited
Partner transferred portions of their  interests to CEI so  that CEI now holds  a
 .2%  interest in  all allocable  items  of income,  loss  and distribution.   The
difference between the Special  Limited Partners' capital accounts  for financial statement and tax reporting purposes is  being amortized to the Limited Partners'
capital account  as the components of  the timing  differences which created  the balance reverse.

Purchase of Remaining Interest in Affiliated Joint Venture

In  February  1987,  the   Partnership,  together  with  an  affiliated   limited
partnership,  Consolidated Capital  Properties VII  ("CCP  VII"), entered  into a joint venture  to acquire  Colony of Springdale Apartments,  a 261-unit  complex, located  in Springdale, Ohio.  The Partnership  owned a 75% interest in the joint venture and CCP VII owned the  remaining 25% interest.  The total  purchase price
of the  property was  $7.9 million.   The Partnership's investment  in the  joint
venture was accounted for using the equity method,  under which the Partnership's share of the  joint venture's earnings or losses  were included in operations and
under  which distributions  were credited  to the  investment when received.   In
March  1994,  title to  the  property  was transferred  to  Colony  of Springdale
Associates,  Ltd.  ("Colony Associates"),  a  limited  partnership  in  which the
Partnership owned  a 75% interest.   In April 1994, the  Partnership acquired the
remaining 25% interest in Colony Associates, the limited partnership which  holds fee  title to  the  Colony of  Springdale Apartments,  in a  business combination accounted for as a purchase.  The  total cost of the acquisition, which was based on the appraised value of a 25% undivided partial interest in  the joint venture, totaled $908,000.  The  acquisition price exceeded the  net book value of 25%  of the net  assets of Colony Associates  by $74,000,  which was  allocated to  land, buildings and  improvements, and  is being  depreciated using  the  straight-line method over the estimated remaining useful lives of the assets.

Litigation with Former Related Parties

Please refer  to "Item  7 -  Financial Statements"  and "Note  B -  Related Party
Transactions," for the amounts and items of compensation and fees paid to former affiliates.

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



Item 13.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

        (a) Exhibits:  See Exhibit Index contained herein.

           Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        (b) Reports on Form 8-K filed during the fourth quarter of 1995:

           A Form 8-K dated October 24, 1995 was filed reporting a change in the ownership of GII Realty, Inc., the sole stockholder of the general partner of the Registrant.

                                    SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CONSOLIDATED CAPITAL PROPERTIES VI

                                       By:  CONCAP EQUITIES, INC.
                                            General Partner


                                       By:  /s/Carroll D. Vinson
                                            Carroll D. Vinson
                                            President


                                       By:  /s/Robert D. Long, Jr.
                                            Robert D. Long, Jr.
                                            Controller and Principal
                                            Accounting Officer

                                       Date: March 22, 1996

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.



/s/Carroll D. Vinson             President                   Date: March 22, 1996
Carroll D. Vinson




/s/Robert D. Long, Jr.           Controller and Principal    Date: March 22, 1996
Robert D. Long, Jr.              Accounting Officer



                                INDEX OF EXHIBITS


           EXHIBIT NO.    DOCUMENT DESCRIPTION

                3         Certificates of Limited Partnership as
                          amended to date.

                10.1      Bill of Sale and Assignment dated October 23,  1990, by
                          and   between   CCEC   and   ConCap   Services  Company
                          (Incorporated by  reference to the  Quarterly Report on
                          Form 10-Q for the quarter ended September 30, 1990).

                10.2      Assignment and Assumption Agreement  dated October  23,
                          1990, by and between CCEC and ConCap Management Limited
                          Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended
                          September 30, 1990).

                10.3      Property Management Agreement  No. 119  dated April  9,
                          1991, by and between Colony Springdale Associates and CCMLP. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

                10.4      Assignment  and   Agreement   as   to   CertainProperty
                          Management Services dated April9, 1991, by and  between
                          CCMLP  and  ConCapCapital  Company.   (Incorporated  by
                          reference to the Annual Report on Form 10-K for the
                          year ended December 31, 1991).

                10.5 Investor Services Agreement dated October23, 1990, by and between the Partnership and CCEC (Incorporated by reference to theQuarterly Report on Form 10-Q for the quarter ended September 30, 1990).

                10.6      Assignment and Assumption  Agreement (Investor Services
                          Agreement) dated October23, 1990, by and between CCEC and ConCap Services Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended
                          December 31, 1990).


                10.7      Letter  of  Notice  dated   December  20,  1991,   from
                          Partnership Services,  Inc. ("PSI") to the  Partnership
                          regarding the  change in ownership  and dissolution  of
                          ConCap  Services  Company  whereby   PSI  assumed   the
                          Investor Services Agreement. (Incorporated by reference
                          to  the Annual Report  on Form 10-K for  the year ended
                          December 31, 1991).

                10.8 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

                10.9      Assignment and Assumption Agreement (Financial Services
                          Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

                10.10     Letter of Notice dated  December 20, 1991, from PSI  to
                          the Partnership regarding the change in   ownership and
                          dissolution  of  ConCap  Capital  Company  whereby  PSI
                          assumed the Financial Services Agreement. (Incorporated
                          by reference to the Annual Report on Form 10-K for  the
                          year ended December 31, 1991).

                10.11     Property Management  Agreement No.  421  dated May  13,
                          1993,  by  and  between the  Partnership  and  Coventry
                          Properties,  Inc.   (Incorporated by  reference  to the
                          Quarterly  Report on  Form 10-Q  for the  quarter ended
                          September 30, 1993).

                10.12     Assignment    and   Assumption    Agreement   (Property
                          Management Agreement  No. 421)  dated  May 13, 1993, by
                          and  between  Coventry  Properties, Inc.  R&B Apartment
                          Management Company, Inc. and Partnership Services, Inc.
                          (Incorporated by  reference to the  Quarterly Report on
                          Form 10- Q for the quarter ended September 30, 1993).

                10.13     Assignment  and   Agreement   as   to   CertainProperty
                          Management Services dated May 13, 1993, by  and between
                          Coventry Properties,  Inc.  and  Partnership  Services,
                          Inc. (Incorporated by reference to the Quarterly Report
                          on Form 10-Q for the quarter ended September 30, 1993).

                10.14     Property  Management Agreement  No.  515 dated  June 1,
                          1993,  by  and between  the  Partnership  and  Coventry
                          Properties, Inc.

                10.15     Assignment  and   Agreement  as   to  Certain  Property
                          Management  Services dated  November  17, 1993,  by and
                          between  Coventry  Properties,   Inc.  and  Partnership
                          Services, Inc.

                10.16     Stock and Asset  Purchase Agreement, dated  December 8,
                          1994  (the  "Gordon  Agreement"),  among  MAE-ICC, Inc.
                          ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty,
                          Inc.  ("GII   Realty"),  and  certain  other   parties.
                          (Incorporated  by reference to Form  8-K dated December
                          8, 1994)

                10.17     Exercise  of  the Option  (as  defined  in  the  Gordon
                          Agreement), dated December 8, 1994, between MAE-ICC and
                          Gordon.   (Incorporated by reference to  Form 8-K dated
                          December 8, 1994)

                11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to
                          Note  1 of Item  8 - Financial Statements  of this Form
                          10-K).

                16.1      Letter, Dated  August 12,  1992, from Ernst  & Young to
                          the Securities and Exchange Commission regarding change
                          in certifying  accountant.   (Incorporated by reference
                          to Form 8-K dated August 6, 1992)

                16.2      Letter  dated May 9, 1995 from  the Registrant's former
                          independent accountant regarding  its concurrence  with
                          the  statements  made  by  the  Registrant regarding  a
                          change in the certifying accountant.   (Incorporated by
                          reference to Form 8-K dated May 3, 1995)
