Form 10QSB
period 1996-03-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1996-05-10
CIK 755908

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


                  For the quarterly period ended March 31, 1996


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


ITEM 1.  FINANCIAL STATEMENTS

a)                     CONSOLIDATED CAPITAL PROPERTIES VI

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1996

 Assets
   Cash and cash equivalents:
     Unrestricted                                                 $ 1,426
     Restricted - tenant security deposits                             99
   Investments                                                        390
   Accounts receivable                                                  5
   Escrows for taxes and insurance                                    176
   Restricted escrows                                                  42
   Prepaid and other assets                                           150
   Investment properties:
     Land                                            $ 1,652
     Buildings and personal property                  14,728
                                                      16,380
     Less accumulated depreciation                    (6,624)       9,756

                                                                  $12,044
 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                               $    43
   Tenant security deposits                                            97
   Accrued taxes                                                      124
   Other liabilities                                                  237
   Mortgage notes payable                                          10,132

 Partners' Capital (Deficit)
   General partner                                   $    (5)
   Special limited partners                              (68)
   Limited partners (181,288 units issued
      and outstanding)                                 1,484        1,411

                                                                  $12,044

           See Accompanying Notes to Consolidated Financial Statements

b)                     CONSOLIDATED CAPITAL PROPERTIES VI

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)


                                                      Three Months Ended
                                                            March 31,
                                                      1996          1995
 Revenues:
    Rental income                                    $  746        $  793
    Other income                                         70            67
       Total revenues                                   816           860

 Expenses:
    Operating                                           307           250
    General and administrative                           38           432
    Maintenance                                         114            72
    Depreciation                                        173           162
    Interest                                            210           238
    Property tax                                         66            61
       Total expenses                                   908         1,215

    Net loss                                         $  (92)       $ (355)

 Net loss allocated to general
    partner (.2%)                                    $   --        $   (1)
 Net loss allocated to limited
    partners (99.8%)                                    (92)         (354)

                                                     $  (92)       $ (355)

 Net loss per limited partnership
    unit:                                            $ (.51)       $(1.95)


           See Accompanying Notes to Consolidated Financial Statements


c)                     CONSOLIDATED CAPITAL PROPERTIES VI

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                    For the Three Months Ended March 31, 1996
                        (in thousands, except unit data)



                                  Limited                 Special
                                Partnership   General     Limited   Limited
                                   Units      Partner    Partners   Partners    Total
 Original capital
  contributions                    181,808    $     1     $    --  $ 45,452    $45,453

 Partners' capital (deficit)
   at December 31, 1995            181,288    $    (5)    $   (70)  $ 1,578    $ 1,503

 Amortization of
  timing difference (Note D)            --         --           2        (2)        --

 Net loss for the three months
   ended March 31, 1996                 --         --          --       (92)       (92)

 Partners' capital (deficit)
   at March 31, 1996               181,288    $    (5)    $   (68)  $ 1,484    $ 1,411

           See Accompanying Notes to Consolidated Financial Statements


d)                      CONSOLIDATED CAPITAL PROPERTIES VI

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)


                                                             Three Months Ended
                                                                 March 31,
                                                             1996            1995
 Cash flows from operating activities:
    Net loss                                                $  (92)         $ (355)
    Adjustments to reconcile net loss
       to net cash provided by operating activities:
       Depreciation                                            173             162
       Amortization of loan costs and discounts                 57              49
       Change in accounts:
        Restricted cash                                         (5)             --
        Accounts receivable                                      6              (7)
        Escrows for taxes and insurance                        (21)            118
        Prepaid and other assets                               192              47
        Accounts payable                                      (134)            183
        Tenant security deposit liabilities                      2              (8)
        Accrued taxes                                           12            (150)
        Other liabilities                                      (46)            234

       Net cash provided by operating activities               144             273

 Cash flows from investing activities:
    Property improvements and replacements                     (74)            (44)
    Purchase of investments                                     --          (1,502)
    Proceeds from sale of investments                           --           1,656
    Deposits to restricted escrows                             (24)            (15)
    Receipts from restricted escrows                           120              --

       Net cash provided by
        investing activities                                    22              95

 Cash flows from financing activities:
    Payments on mortgage notes payable                         (51)            (43)
    Distributions to partners                                   --            (275)

       Net cash used in
        financing activities                                   (51)           (318)

 Net increase in cash and cash equivalents                     115              50

 Cash and cash equivalents at beginning of period            1,311             414

 Cash and cash equivalents at end of period                 $1,426          $  464

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                  $  191          $  171

           See Accompanying Notes to Consolidated Financial Statements


e)                      CONSOLIDATED CAPITAL PROPERTIES VI

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI ("the Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days, are considered to be held-to-maturity securities.

Note B - Transactions with Affiliated Parties

The Partnership has paid property management fees equal to 5% of collected gross rental revenues for property management services in each of the three months ended March 31, 1996 and 1995. Fees paid to affiliates of the General Partner for the three months ended March 31, 1996 and 1995, are presented below. These property management fees are included in operating expenses.

                                                  For the Nine Months Ended
                                                           March 31,
                                                  1996                1995
                                                        (in thousands)

 Property management fees                          $39                $41


The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $24,000 to affiliates of the General Partner for the three months ended March 31, 1995, under this provision of the Partnership Agreement. No such fees were paid or accrued for the three months ended March 31, 1996.

Note B - Transactions with Affiliated Parties - (continued)

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. The General Partner and its affiliates received reimbursements as reflected in the following table:


                                                 For the Three Months Ended
                                                          March 31,
                                                  1996                1995
                                                       (in thousands)
 Reimbursement for services of affiliates         $25                  $43


In July 1995, the Partnership began insuring its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

Note C - Commitment

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totalling approximately $1.9 million, are less than the reserve requirement of approximately $2.3 million at March 31, 1996. The Partnership intends to replenish working capital reserves from cash flow from operations. The working capital requirement must be met prior to any consideration for distributions to the partners.

Note D - Change in Status of Non-Corporate General Partner

In the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group II ("CCG"), to that of a special Limited Partner ("Special Limited Partner"). The Special Limited Partner does not have a vote and does not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partner will retain the economic interest in the Partnership which it previously owned as Note D - Change in Status of Non-Corporate General Partner - (continued) general partner. ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partner in order to eliminate its tax basis negative capital account.

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

Note E - Distributions

In March 1995, the Partnership declared and paid distributions, attributable to cash flow from operations, totalling approximately $275,000 to the partners. No distributions were declared or paid during the three months ended March 31, 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the three months ended March 31, 1996 and 1995:


                                Occupancy for the Three Months Ended
                                             March 31,
                                       1996           1995

Celina Plaza Apartments
    El Paso, Texas                      88%            94%

Colony of Springdale Apartments
    Springdale, Ohio                    88%            92%

The decrease in occupancy at the Celina Plaza Apartments is due to a decline in the El Paso market resulting from military spending cuts and the relocation of military personnel, which has created increased competition from similar apartment complexes in the area. In 1995, the managing agent evaluated the tenant base at the Colony of Springdale Apartments and identified several tenants with large delinquent balances. In an effort to improve rent collectability, the tenants who did not pay their outstanding balances were evicted, thereby decreasing the property's occupancy level. This occupancy decrease is expected to be short-term as capital improvements were made in the fourth quarter of 1995 which are expected to increase the curb appeal of the property and enhance the property's ability to attract higher quality tenants. Ongoing property improvements at both locations, resulting in improved consumer appeal, are expected to positively impact rental rates and occupancy.

The Partnership realized a net loss of approximately $92,000 for the three months ended March 31, 1996, compared to net loss of approximately $355,000 for the three months ended March 31, 1995. The decreased net loss is due primarily to decreased general and administrative expenses, partially offset by decreased rental income and increased operating and maintenance expenses.

Administrative expenses decreased due to prior year operations being unfavorably impacted by approximately $340,000 in legal costs associated with the Partnership's required responses to various tender offers in 1995 and $27,000 in expense reimbursements related to the efforts of the Dallas partnership administration staff during the transition period in 1995. Administrative expenses were also higher for the three months ended March 31, 1995, due to a special management fee of approximately $24,000 incurred in conjunction with the distribution made to the Limited Partners in March 1995. Rental income decreased due to lower occupancy levels at the Partnership's properties resulting from declining conditions and increased competition as noted above. The increase in property operating expenses is due primarily to higher concessions being granted to attract tenants to the Celina Plaza Apartments in El Paso. Maintenance expenses increased due to additional expenditures made for interior and exterior repairs in efforts to improve the curb appeal of the Partnership's properties.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of each of its investment properties to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

As of March 31, 1996, the Partnership held cash and cash equivalents of approximately $1,426,000 compared to approximately $464,000 at March 31, 1995. Net cash provided by operating activities decreased primarily to reduced rental income, increased operating expenses and the timing of tax payments. Net cash provided by investing activities decreased due to increased property improvements and replacements and a decrease in the proceeds from the sale of investments partially offset by an increase in receipts from restricted escrows. Net cash used in financing activities decreased due to the absence of partner distributions during the first quarter of 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10.1 million, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the first three months of 1995 distributions of approximately $275,000 were declared and paid. No cash distributions were declared or paid during the first three months of 1996.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

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



             CONSOLIDATED CAPITAL PROPERTIES VI

             By: CONCAP EQUITIES, INC.
                 General Partner



             By: /s/ Carroll D. Vinson
                 Carroll D. Vinson
                 President




             By: /s/ Robert D. Long, Jr.
                 Robert D. Long, Jr.
                 Vice President/CAO

             Date: May 10, 1996