Form 10QSB
period 1996-06-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1996-08-06
CIK 755908

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


                  For the quarterly period ended June 30, 1996


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

                                  June 30, 1996



 Assets
   Cash and cash equivalents:
     Unrestricted                                                 $ 1,498
     Restricted - tenant security deposits                            102
   Investments                                                        356
   Accounts receivable                                                  4
   Escrows for taxes and insurance                                    167
   Restricted escrows                                                  67
   Prepaid and other assets                                           156
   Investment properties:
     Land                                            $ 1,652
     Buildings and personal property                  14,773
                                                      16,425
     Less accumulated depreciation                    (6,800)       9,625

                                                                  $11,975
 Liabilities and Partners' Capital (Deficit)

 Liabilities
   Accounts payable                                               $    40
   Tenant security deposits                                           102
   Accrued taxes                                                      139
   Other liabilities                                                  235
   Mortgage notes payable                                          10,131

 Partners' Capital (Deficit)
   General partner                                   $    (5)
   Special limited partners                              (66)
   Limited partners (181,288 units issued
      and outstanding)                                 1,399        1,328
                                                                  $11,975

           See Accompanying Notes to Consolidated Financial Statements

b)                     CONSOLIDATED CAPITAL PROPERTIES VI

                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                          (in thousands, except unit data)


                                   Three Months Ended         Six Months Ended
                                         June 30,                 June 30,
                                    1996        1995         1996        1995
 Revenues:
    Rental income                 $  793       $  766       $1,539      $1,559
    Other income                      64           89          134         156
       Total revenues                857          855        1,673       1,715

 Expenses:
    Operating                        297          250          604         500
    General and administrative        58           87           96         519
    Maintenance                      108          117          222         189
    Depreciation                     176          164          349         326
    Interest                         232          179          442         417
    Property tax                      69           81          135         142
       Total expenses                940          878        1,848       2,093

    Net loss                      $  (83)      $  (23)      $ (175)     $ (378)

 Net loss allocated to
    general partner (.2%)         $   --       $   --       $   --      $   (1)
 Net loss allocated to
    limited partners (99.8%)         (83)         (23)        (175)       (377)

                                  $  (83)      $  (23)      $ (175)     $ (378)

 Net loss per limited
    partnership unit:             $ (.46)      $ (.13)      $ (.97)      $(2.08)

           See Accompanying Notes to Consolidated Financial Statements

c)                     CONSOLIDATED CAPITAL PROPERTIES VI

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)

                     For the Six Months Ended June 30, 1996
                        (in thousands, except unit data)


                                  Limited                 Special
                                Partnership   General     Limited   Limited
                                   Units      Partner     Partners  Partners    Total
 Original capital
  contributions                    181,808    $     1     $    --  $ 45,452    $45,453

 Partners' capital (deficit)
   at December 31, 1995            181,288    $    (5)    $   (70) $  1,578    $ 1,503

 Amortization of
  timing difference (Note D)            --         --           4        (4)        --

 Net loss for the six months
   ended June 30, 1996                  --         --          --      (175)      (175)

 Partners' capital (deficit)
   at June 30, 1996                181,288    $    (5)    $   (66) $  1,399    $ 1,328

           See Accompanying Notes to Consolidated Financial Statements



d)                      CONSOLIDATED CAPITAL PROPERTIES VI

                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                  (in thousands)

                                                                   Six Months Ended
                                                                        June 30,
                                                                 1996            1995
 Cash flows from operating activities:
    Net loss                                                    $ (175)        $ (378)
    Adjustments to reconcile net loss
       to net cash provided by operating activities:
       Depreciation                                                349            326
       Amortization of loan costs and discounts                    115            112
       Change in accounts:
        Restricted cash                                             (8)           (38)
        Accounts receivable                                          6             (7)
        Escrows for taxes and insurance                            (11)            85
        Prepaid and other assets                                   181             51
        Accounts payable                                          (137)            91
        Tenant security deposit liabilities                          7             (2)
        Accrued taxes                                               27           (120)
        Other liabilities                                          (49)           (31)

       Net cash provided by operating activities                   305             89

 Cash flows from investing activities:
    Property improvements and replacements                        (120)           (74)
    Purchase of investments                                         --         (4,462)
    Proceeds from sale of investments                               34          5,007
    Deposits to restricted escrows                                 (49)           (43)
    Receipts from restricted escrows                               120             --

       Net cash (used in) provided by
        investing activities                                       (15)           428

 Cash flows from financing activities:
    Payments on mortgage notes payable                            (103)           (95)
    Distributions to partners                                       --           (275)

       Net cash used in
        financing activities                                      (103)          (370)

 Net increase in cash and cash equivalents                         187            147

 Cash and cash equivalents at beginning of period                1,311            414

 Cash and cash equivalents at end of period                     $1,498         $  561

 Supplemental disclosure of cash flow information:
    Cash paid for interest                                      $  342         $  350

            See Accompanying Notes to Consolidated Financial Statements

e)                      CONSOLIDATED CAPITAL PROPERTIES VI

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI ("the Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days, are considered to be held-to-maturity securities.

Note B - Transactions with Affiliated Parties

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the six months ended June 30, 1996 and 1995. Property management fees of approximately $80,000 and $81,000 were paid to affiliates of the General Partner for the six months ended June 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $24,000 to affiliates of the General Partner for the six months ended June 30, 1995, under this provision of the Partnership Agreement. No such fees were paid or accrued for the six months ended June 30, 1996.

Note B - Transactions with Affiliated Parties - (continued)

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $56,000 and $83,000 were paid to the General Partner and affiliates for the six months ended June 30, 1996 and 1995, respectively.

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

Note C - Commitment

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totalling approximately $1,955,000, are less than the reserve requirement of approximately $2,266,000 at June 30, 1996. The Partnership intends to replenish working capital reserves from cash flow from operations after consideration of any capital improvement needs of the properties. The working capital requirement must be met prior to any consideration for distributions to the partners.

Note D - Change in Status of Non-Corporate General Partner

During the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group II ("CCG"), to that of a special limited partner ("Special Limited Partner"). The Special Limited Partner does not have a vote and does not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partner will retain the economic interest in the Partnership which it previously owned as general partner. ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partner in order to eliminate its tax basis negative capital account.

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

Note E - Distributions

In March 1995, the Partnership declared and paid distributions, attributable to cash flow from operations, totalling approximately $275,000 to the partners. No distributions were declared or paid during the six months ended June 30, 1996.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1996 and 1995:



                                         Average Occupancy
                                       1996           1995

Celina Plaza Apartments
    El Paso, Texas                      91%            93%

Colony of Springdale Apartments
    Springdale, Ohio                    91%            91%

The decrease in occupancy at the Celina Plaza Apartments is due to a decline in the El Paso market resulting from military spending cuts and the relocation of military personnel which has created increased competition from similar apartment complexes in the area. Ongoing property improvements at Celina Plaza, resulting in improved consumer appeal, are expected to positively impact rental rates and occupancy.

The Partnership realized a net loss of approximately $83,000 for the three months ended June 30, 1996, and a net loss of approximately $175,000 for the six months ended June 30, 1996, compared to net loss of approximately $23,000 for the three months ended June 30, 1995, and a net loss of approximately $378,000 for the six months ended June 30, 1995. The decreased net loss is due primarily to decreased general and administrative expenses, partially offset by a decrease in other income and increased operating and maintenance expenses.

Other income decreased due to the non-recurring nature of dividends received on the Partnership's investment in Southmark Preferred Stock during the second quarter of 1995. The increase in property operating expenses is due primarily to higher concessions being granted to attract tenants to the Celina Plaza Apartments in El Paso. Administrative expenses decreased due to prior year amounts being unusually high due to approximately $340,000 of legal costs associated with the Partnership's required responses to various tender offers in 1995 and approximately $53,000 of expense reimbursements related to the efforts of the Dallas partnership administration staff during the transition period in 1995. Administrative expenses were also higher for the six months ended June 30, 1995, due to a special management fee of approximately $24,000 related to the distribution made to the Limited Partners in March 1995. Maintenance expenses increased due to additional expenditures made for interior and exterior repairs in efforts to improve the curb appeal of the Partnership's properties.

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

At June 30, 1996, the Partnership held cash and cash equivalents of approximately $1,498,000 compared to approximately $561,000 at June 30, 1995. Net cash provided by operating activities increased primarily due to the decreased legal costs discussed above partially offset by increased operating expenses and slightly lower revenues. Net cash provided by investing activities decreased as a result of the Partnership investing in shorter term cash equivalents during 1996 rather than longer term securities. Net cash used in financing activities decreased due to the absence of partner distributions during 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,124,000, matures at various times with balloon payments due at maturity at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. During the first six months of 1995 distributions of approximately $275,000 were declared and paid. No cash distributions were declared or paid during the first six months of 1996.




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



                                  CONSOLIDATED CAPITAL PROPERTIES VI

                                  By:    CONCAP EQUITIES, INC.
                                         General Partner



                                  By:    /s/Carroll D. Vinson
                                         Carroll D. Vinson
                                         President




                                  By:    /s/Robert D. Long
                                         Robert D. Long, Jr.
                                         Vice President/CAO



                                  Date:  August 6, 1996