Form 10QSB
period 1996-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1996-11-04
CIK 755908

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


              For the quarterly period ended September 30, 1996


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

                              September 30, 1996


Assets
  Cash and cash equivalents:
    Unrestricted                                                  $ 1,485
    Restricted - tenant security deposits                              94
  Investments                                                         306
  Accounts receivable                                                  15
  Escrows for taxes and insurance                                     215
  Restricted escrows                                                   46
  Other assets                                                        141
  Investment properties:
    Land                                             $ 1,652
    Buildings and personal property                   14,931
                                                      16,583
    Less accumulated depreciation                     (6,980)       9,603
                                                                  $11,905

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                $    79
  Tenant security deposits                                             94
  Accrued taxes                                                       209
  Other liabilities                                                   215
  Mortgage notes payable                                           10,128

Partners' Capital (Deficit)
  General partner                                    $    (5)
  Special limited partners                               (64)
  Limited partners (181,288 units issued
     and outstanding)                                  1,249        1,180
                                                                  $11,905

          See Accompanying Notes to Consolidated Financial Statements


b)                    CONSOLIDATED CAPITAL PROPERTIES VI

                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                       (in thousands, except unit data)

                                   Three Months Ended        Nine Months Ended
                                      September 30,            September 30,
                                    1996        1995         1996         1995
Revenues:
  Rental income                   $  780      $  745       $2,319       $2,304
  Other income                        59          90          193          246
     Total revenues                  839         835        2,512        2,550
Expenses:
  Operating                          294         278          898          778
  General and administrative          40          62          136          580
  Maintenance                        175         309          397          499
  Depreciation                       179         167          528          493
  Interest                           228         208          670          625
  Property tax                        71          70          206          212
     Total expenses                  987       1,094        2,835        3,187
  Net loss                        $ (148)     $ (259)      $ (323)      $ (637)
Net loss allocated to
  general partner (.2%)           $   --      $   --       $   --       $   (1)
Net loss allocated to
  limited partners (99.8%)          (148)       (259)        (323)        (636)

                                  $ (148)     $ (259)      $ (323)      $ (637)

Net loss per limited
  partnership unit:               $ (.82)     $(1.43)      $(1.78)      $(3.51)

         See Accompanying Notes to Consolidated Financial Statements


c)                    CONSOLIDATED CAPITAL PROPERTIES VI

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)

                 For the Nine Months Ended September 30, 1996
                       (in thousands, except unit data)

                                 Limited                Special
                               Partnership   General    Limited    Limited
                                  Units      Partner    Partners   Partners   Total
Original capital
  contributions                  181,808     $     1    $    --    $45,452   $45,453

Partners' capital (deficit)
  at December 31, 1995           181,288     $    (5)   $   (70)   $ 1,578   $ 1,503

Amortization of
  timing difference (Note D)          --          --          6         (6)       --

Net loss for the nine months
  ended September 30, 1996            --          --         --       (323)     (323)

Partners' capital (deficit)
  at September 30, 1996          181,288     $    (5)   $   (64)   $ 1,249   $ 1,180

         See Accompanying Notes to Consolidated Financial Statements

d)                       CONSOLIDATED CAPITAL PROPERTIES VI

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited)

                                   (in thousands)

                                                               Nine Months Ended
                                                                  September 30,
                                                               1996          1995
Cash flows from operating activities:
  Net loss                                                     $ (323)       $ (637)
  Adjustments to reconcile net loss
    to net cash provided by operating activities:
    Depreciation                                                  528           493
    Amortization of loan costs and discounts                      172           170
    Change in accounts:
      Restricted cash                                               1           (99)
      Accounts receivable                                          (5)          (13)
      Escrows for taxes and insurance                             (59)           32
      Prepaid and other assets                                    190            (3)
      Accounts payable                                            (98)          438
      Tenant security deposit liabilities                          (1)           (2)
      Accrued taxes                                                97           (52)
      Other liabilities                                           (68)           47

    Net cash provided by operating activities                     434           374

Cash flows from investing activities:
  Property improvements and replacements                         (278)         (345)
  Purchase of investments                                          --        (5,713)
  Proceeds from sale of investments                                84         7,519
  Deposits to restricted escrows                                  (72)          (58)
  Receipts from restricted escrows                                163            --

     Net cash (used in) provided by
      investing activities                                       (103)        1,403

Cash flows from financing activities:
  Payments on mortgage notes payable                             (157)         (140)
  Distributions to partners                                        --          (275)

    Net cash used in
      financing activities                                       (157)         (415)

Net increase in cash and cash equivalents                         174         1,362

Cash and cash equivalents at beginning of period                1,311           414

Cash and cash equivalents at end of period                     $1,485        $1,776

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  514        $  464

            See Accompanying Notes to Consolidated Financial Statements

e)                    CONSOLIDATED CAPITAL PROPERTIES VI

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI ("the Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

Investments, consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days, are considered to be held-to-maturity securities.


NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the nine months ended September 30, 1996 and 1995. Property management fees of approximately $121,000 were paid to affiliates of the General Partner for each of the nine months ended September 30, 1996 and 1995, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners to be paid to the General Partner for executive and administrative management services. Under this provision, the Partnership paid approximately $24,000 to affiliates of the General Partner for the nine months ended September 30, 1995. No such fees were paid or accrued for the nine months ended September 30, 1996.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $89,000 and $94,000 were paid to the General Partner and affiliates for the nine months ended September 30, 1996 and 1995, respectively.

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

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totalling approximately $1,885,000, are less than the reserve requirement of approximately $2,266,000 at September 30, 1996. The Partnership intends to replenish working capital reserves from cash flow from operations after consideration of any capital improvement needs of the properties. The working capital requirement must be met prior to any consideration of distributions to the partners.

NOTE D - CHANGE IN STATUS OF NON-CORPORATE GENERAL PARTNER

During the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group II ("CCG"), to that of special limited partners ("Special Limited Partners"). The Special Limited Partners do not have a vote and do not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partners will retain the economic interest in the Partnership which they previously owned as general partner. ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partners in order to eliminate their tax basis negative capital accounts.

After the conversion, the various Special Limited Partners transferred portions of their interests to CEI so that CEI now holds a .2% interest in all allocable items of income, loss and distribution. The differences between the Special Limited Partners' capital accounts for financial statement and tax reporting purposes are being amortized to the Limited Partners' capital account as the components of the timing differences which created the balance reverse.

NOTE E - DISTRIBUTIONS

In March 1995, the Partnership declared and paid distributions, attributable to cash flow from operations, totalling approximately $275,000 to the partners. No distributions were declared or paid during the nine months ended September 30, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1996 and 1995:

                                             Average Occupancy
                                             1996        1995

Celina Plaza Apartments
   El Paso, Texas                            91%         91%
Colony of Springdale Apartments
   Springdale, Ohio                          92%         90%

The Partnership realized a net loss of approximately $148,000 for the three months ended September 30, 1996, and a net loss of approximately $323,000 for the nine months ended September 30, 1996, compared to a net loss of approximately $259,000 for the three months ended September 30, 1995, and a net loss of approximately $637,000 for the nine months ended September 30, 1995. The decreased net loss is due primarily to decreased general and administrative and maintenance expenses, partially offset by a decrease in other income and increased operating expenses.

Other income decreased due to the non-recurring nature of dividends received on the Partnership's investment in Southmark Preferred Stock during the second quarter of 1995, and due to reduced interest income resulting from lower cash balances available for investment. The increase in property operating expenses is due primarily to higher concessions being granted to attract tenants to the Celina Plaza Apartments in El Paso. Administrative expenses decreased due to prior year amounts being unusually high due to legal costs associated with the Partnership's required responses to various tender offers in 1995 and approximately $53,000 of expense reimbursements related to the efforts of the Dallas partnership administration staff during the transition period in 1995. Administrative expenses were also higher for the six months ended June 30, 1995, due to a special management fee of approximately $24,000 related to the distribution made to the limited partners in March 1995. Maintenance expenses decreased as a result of 1995 amounts being unusually high due to exterior painting done at both of the Partnership's properties during the third and fourth quarters of 1995 in efforts to improve the curb appeal of the Partnership's properties.

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

At September 30, 1996, the Partnership held cash and cash equivalents of approximately $1,485,000 compared to approximately $1,776,000 at September 30, 1995. Net cash provided by operating activities increased primarily due to the decreased administrative costs discussed above partially offset by increased operating expenses. Net cash provided by investing activities decreased as a result of the Partnership investing in shorter term cash equivalents during 1996 rather than longer term securities. Net cash used in financing activities decreased due to the absence of partner distributions during 1996.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,128,000 matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. Future cash distributions will depend on the levels of cash generated from operations, reserve requirements, capital expenditure requirements, property sales and the availability of cash reserves. During the first nine months of 1995, distributions of approximately $275,000 were declared and paid. No cash distributions were declared or paid during the first nine months of 1996.


                         PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits.

   Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

(b)Reports on Form 8-K.

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


                             Date:  November 4, 1996