Form 10KSB
period 1996-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1997-03-19
CIK 755908

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(D)

                                 FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended December 31, 1996
                                      or
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

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

State issuer's revenues for its most recent fiscal year:  $3,314,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1995: Market value information for the Registrant's partnership interests is not available. Should a trading market develop for these interests, it is management's belief that such trading would not exceed $25,000,000.


                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties VI (the "Partnership" or "Registrant") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. On December 7, 1984, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-93900) and commenced a public offering for sale of $50 million of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered under the Securities Exchange Act of 1934 (File No. 0-14099) on December 23, 1985. The sale of Units closed on December 6, 1985, with 181,808 Units sold at $250 each, or gross proceeds of approximately $45.5 million to the Partnership.

By the end of fiscal 1987, approximately 51% of the proceeds raised was invested in seven properties and a 75% interest in a joint venture with an affiliated partnership which acquired one property. Of the remaining 49%, 11% was required for organizational and offering expenses, sales commissions and acquisition fees, and 38% was retained in Partnership reserves for project improvements and working capital as required by the Partnership Agreement (herein so called).

The General Partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The principal place of business for the Partnership and for the General Partner is One Insignia Financial Plaza, Greenville, South Carolina 29602.

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its partners. At December 31, 1996, the Partnership owns two properties as described in "Item 2 - Description of Property." Previously, the Partnership disposed of six properties.

Reserves, consisting of cash and cash equivalents and investments totalling approximately $1,871,000 are less than the reserve requirements of approximately $2,266,000 at December 31, 1996. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The working capital requirement must be met prior to any consideration for distributions to the partners. See "Item 6 - Management's Discussion and Analysis or Plan of Operations" for a discussion of the Partnership's liquidity and capital resources.

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

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12".

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, an affiliate of Insignia, acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.


ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired seven properties of which two were sold, two were conveyed to lenders, two of three phases in a property were conveyed to the lender and the remaining phase was sold, and one property was foreclosed on, in fiscal years prior to 1994. The Partnership also originally acquired a 75% interest in a real estate joint venture. In April 1994, the Partnership purchased the remaining 25% interest in the real estate joint venture. As of December 31, 1996, the Partnership owns two properties as noted below:


                                  Date of
    Property                      Purchase    Type of Ownership     Use

Celina Plaza Apartments           08/07/85  Fee ownership subject  Apartment -
  El Paso, Texas                            to first, second and   289 units
                                            third mortgages.

Colonyof Springdale Apartments    02/20/87  Fee ownership subject  Apartment -
 Springdale, Ohio                           to first mortgage.     261 units


SCHEDULE OF PROPERTIES:
(dollar amounts in thousands)


                      Carrying  Accumulated                     Federal
Property                Value  Depreciation   Rate    Method    Tax Basis

Celina Plaza          $ 6,926      $3,849   5-19 years  S/L     $2,872
Colony of Springdale    9,738       3,301   5-30 years  S/L      5,764

    Totals            $16,664      $7,150                       $8,636

See "Note A" of the Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGES:
(dollar amounts in thousands)


                     Principal                                Principal
                     Balance At      Stated                    Balance
                     December 31,   Interest    Maturity       Due At
Property                 1996          Rate        Date       Maturity

Celina Plaza
 1st mortgage         $ 1,696        8.75%        07/97       $1,587
 2nd mortgage              52        8.75%        07/97           49
 3rd mortgage           4,025          (1)        07/97        4,025

Colony of Springdale
 1st mortgage           4,468        9.50%        05/01        4,152
                       10,241                                 $9,813
Mortgage discounts       (102)

                      $10,139

(1) The net wrap-mortgage loan collateralized by Celina Plaza Apartments requires quarterly contingent interest payments of 50% of Celina Plaza's cash flow as defined in the Promissory Note. Contingent interest payments of approximately $74,000 were made in 1996, and approximately $42,000 were made in 1995. This loan is evidenced by an all-inclusive note which wraps around the 1st and 2nd mortgages but is presented above as net of these loans.


SCHEDULE OF RENTAL RATES AND OCCUPANCY:

                           Average Annual                  Average
                            Rental Rates                  Occupancy
Property                 1996           1995          1996          1995
                      (per unit)     (per unit)

Celina Plaza            $6,305        $6,294          89%            90%
Colony of Springdale    $6,270        $6,124          91%            88%


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

Capital improvements made in the fourth quarter of 1995 at the Colony of Springdale increased the curb appeal of the property thereby enhancing the property's ability to attract higher quality tenants. Also, stricter tenant qualification procedures have improved the tenant base and positively impacted occupancy. Ongoing property improvements at both locations, resulting in improved consumer appeal, continue to positively impact rental rates.


SCHEDULE OF REAL ESTATE TAXES AND RATES:
(Dollar amounts in thousands)

Real estate taxes and rates in 1996 for each property were:

                                          1996           1996
                                          Taxes          Rate

  Celina Plaza                            $168           2.8%
  Colony of Springdale                     112           4.4%

ITEM 3.  LEGAL PROCEEDINGS

The Registrant is unaware of any pending or outstanding litigation that is not of a routine nature. The General Partner of the Registrant believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1996, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

(A) No established public trading market for Partnership Units exists nor is one expected to develop.

(B)   Title of Class                     Number of Unit Holders of Record

      Limited Partnership Units           3,771 as of December 31, 1996

(C) There were no cash distributions to the Limited Partners during the year ended December 31, 1996. In March 1995, the General Partner declared and paid distributions, attributable to cash flow from operations, totalling approximately $275,000 to the partners. See "Item 6 - Management's Discussion and Analysis or Plan of Operations."

ITEM 6.MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Results of Operations

The Partnership realized a net loss of approximately $553,000 for the year ended December 31, 1996, compared to a net loss of approximately $750,000 for the year ended December 31, 1995. The decreased net loss is due primarily to decreased general and administrative and maintenance expenses, partially offset by a decrease in other income and increased operating expenses.

Other income decreased due to the non-recurring nature of dividends received on the Partnership's investment in Southmark Preferred Stock during the second quarter of 1995, and due to reduced interest income resulting from lower cash balances available for investment. The increase in property operating expenses is due primarily to higher concessions being granted to attract tenants to the Celina Plaza Apartments in El Paso. Administrative expenses decreased due to prior year amounts being unusually high due to legal costs associated with the Partnership's required responses to various tender offers in 1995 and approximately $53,000 of expense reimbursements related to the efforts of the Dallas partnership administration staff during the transition period in 1995. Administrative expenses were also higher for the year ended December 31, 1995, due to a special management fee of approximately $24,000 related to the distribution made to the limited partners in March 1995. Maintenance expenses decreased as a result of 1995 amounts being unusually high due to exterior painting done at both of the Partnership's properties during the third and fourth quarters of 1995 in efforts to improve the curb appeal of the Partnership's properties.

Included in maintenance expenses is approximately $75,000 of major repairs and maintenance comprised primarily of major landscaping, exterior building improvements, window coverings and parking lot repairs for the year ended December 31, 1996.

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

Liquidity and Capital Resources

As of December 31, 1996, the Partnership had unrestricted cash of approximately $1,478,000 as compared to approximately $1,311,000 at December 31, 1995. Net cash provided by operating activities increased primarily due to the receipt of an insurance refund of approximately $177,000 and the decreased administrative costs and maintenance expenses discussed above partially offset by increased operating expenses. Net cash provided by investing activities decreased as a result of the Partnership investing in shorter term cash equivalents during 1996 rather than longer term securities. Net cash used in financing activities decreased due to the lack of partner distributions during 1996.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits and investments totalling approximately $1,871,000 are less than the reserve requirement of approximately $2,266,000 at December 31, 1996. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The working capital requirement must be met prior to any consideration for distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and meet other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,139,000, net of discounts, matures at various times with balloon payments due at maturity, at which time the properties will either be refinanced or sold. The mortgage indebtedness of approximately $5,773,000 secured by Celina Plaza, matures in July of 1997. The General Partner is currently in negotiations with the existing lender to obtain a work-out on these mortgages and is also exploring the possibility of refinancing this debt; however, there is no assurance that these negotiations will be successful. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. No cash distributions were made in 1996. During the year of 1995, distributions of approximately $275,000 were declared and paid.

ITEM 7.  FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

    Report of Independent Auditors

    Consolidated Balance Sheet - December 31, 1996

    Consolidated Statements of Operations - Years ended December 31, 1996 and 1995

    Consolidated Statements of Changes in Partners- Capital (Deficit) - Years ended December 31, 1996 and 1995

    Consolidated Statements of Cash Flows - Years ended December 31, 1996 and
    1995

    Notes to Consolidated Financial Statements




                Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties VI


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties VI as of December 31, 1996, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
January 30, 1997

                      CONSOLIDATED CAPITAL PROPERTIES VI

                          CONSOLIDATED BALANCE SHEET

                              December 31, 1996
                        (in thousands, except unit data)


Assets
  Cash and cash equivalents:
    Unrestricted                                                      $ 1,478
    Restricted - tenant security deposits                                  88
  Investments                                                             305
  Accounts receivable                                                      29
  Escrows for taxes and insurance                                         108
  Restricted escrows                                                       68
  Other assets                                                            131
  Investment properties:
    Land                                             $ 1,652
    Buildings and personal property                   15,012
                                                      16,664
    Less accumulated depreciation                     (7,150)           9,514
                                                                      $11,721

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                    $   203
  Tenant security deposits                                                 88
  Accrued taxes                                                           113
  Other liabilities                                                       228
  Mortgage notes payable                                               10,139

Partners' Capital (Deficit)
  General partner                                    $    (6)
  Special limited partners                               (61)
  Limited partners (181,288 units issued
     and outstanding)                                  1,017              950
                                                                      $11,721

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (in thousands, except unit data)


                                                    Years Ended December 31,
                                                       1996        1995
Revenues:
  Rental income                                       $3,068      $3,037
  Other income                                           246         324
     Total revenues                                    3,314       3,361

Expenses:
  Operations                                           1,267       1,101
  General and administrative                             179         460
  Maintenance                                            540         726
  Depreciation                                           713         676
  Interest                                               890         874
  Property tax                                           278         274
     Total expenses                                    3,867       4,111

   Net loss                                           $ (553)     $ (750)

Net loss allocated to general partners  (0.2%)        $   (1)     $   (2)
Net loss allocated to limited partners (99.8%)          (552)       (748)

                                                      $ (553)     $ (750)

Net loss per limited partnership unit                 $(3.04)     $(4.13)

         See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI

          CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                     Years Ended December 31, 1996 and 1995

                        (in thousands, except unit data)

                                Limited             Special
                              Partnership  General  Limited    Limited
                                 Units     Partner  Partners   Partners   Total
Original capital contributions  181,808    $     1   $    --   $45,452   $45,453

Partners' capital (deficit)
 at December 31, 1994           181,300    $    (2)  $   (68)  $ 2,598   $ 2,528

Abandonment of limited
  partnership units                 (12)        --        --        --        --

Distributions paid                   --         (1)      (11)     (263)     (275)

Amortization of timing
 difference                          --         --         9        (9)       --

Net loss for the year ended
  December 31, 1995                  --         (2)       --      (748)     (750)

Partners' capital (deficit)
 at December 31, 1995           181,288         (5)      (70)    1,578     1,503

Amortization of timing
 difference                          --         --         9        (9)       --

Net loss for the year ended
 December 31, 1996                   --         (1)       --      (552)     (553)

Partners' capital (deficit)
 at December 31, 1996           181,288   $     (6) $    (61)  $ 1,017   $   950

             See Accompanying Notes to Consolidated Financial Statements

                        CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (in thousands)

                                                         Years Ended December 31,
                                                           1996            1995
Cash flows from operating activities:
  Net loss                                              $  (553)         $  (750)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation                                            713              676
    Amortization of loan costs and discounts                229              228
    Loss on disposition of property                          31               --
    Change in accounts:
      Restricted cash                                         7              (95)
      Accounts receivable                                   (19)             (10)
      Escrows for taxes and insurance                        47              116
      Prepaid and other assets                              194             (133)
      Accounts payable                                       27              143
      Tenant security deposit liabilities                    (7)              (7)
      Accrued taxes                                           1             (148)
      Other liabilities                                     (56)              99

         Net cash provided by operating activities          614              119

Cash flows from investing activities:
  Property improvements and replacements                   (404)            (483)
  Purchase of investments                                    --           (5,713)
  Proceeds from sale of investments                          85            7,519
  Deposits to restricted escrows                            (93)             (80)
  Receipts from restricted escrows                          163               --

         Net cash (used in) provided by
            investing activities                           (249)           1,243

Cash flows from financing activities:
  Payments on mortgage notes payable                       (198)            (190)
  Distributions to partners                                  --             (275)

    Net cash used in
      financing activities                                 (198)            (465)

Net increase in cash and cash equivalents                   167              897

Cash and cash equivalents at beginning of period          1,311              414

Cash and cash equivalents at end of period              $ 1,478          $ 1,311

Supplemental disclosure of cash flow information:
  Cash paid for interest                                $   661          $   614

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1996


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties VI, a California limited partnership (the "Partnership" or "Registrant"), was formed on May 23, 1984, to acquire and operate commercial and residential properties. As of December 31, 1996, the Partnership owns two residential properties located in or near major urban areas in the United States.

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

All of CEI's outstanding stock is owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which, an affiliate of Insignia, acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

On December 31, 1991, the non-corporate general partner interest of CCG was converted to that of a Special Limited Partner, as more fully described in "Note E".

Consolidation

The Partnership's financial statements include the accounts of Colony of Springdale Associates, Ltd. ("Colony Associates"), which holds fee title to the Colony of Springdale Apartments. The results of its operations are included in the Partnership's financial statements. All intercompany transactions between the Partnership and Colony Associates have been eliminated.

Investment Properties

Prior to the fourth quarter of 1995, investment properties were carried at the lower of cost or estimated fair value, which was determined using the higher of the property's non-recourse debt amount, when applicable, or the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property. During the fourth quarter of 1995 the Partnership adopted "FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The effect of adoption was not material.

Depreciation

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 30 years.

Cash and cash equivalents

Unrestricted - Unrestricted cash includes cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities of ninety days or less. At certain times the amount of cash deposited at a bank may exceed the limit on insured deposits.

Restricted cash - tenant security deposits - The Partnership requires security deposits from new lessees for the duration of the lease with such deposits being considered restricted cash. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Reclassifications

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Investments

In 1994, the Partnership adopted "Statements of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities." Investments, consisting primarily of U.S. Treasury notes with original maturities more than ninety days, are considered to be held-to-maturity securities. As the Investments' fair value approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying financial statements. The cost of Investments sold is determined using the specific identification method.

The Investments mature as follows (dollar amounts in thousands):

    Description                     Cost          Maturity

    U.S. Treasury Notes           $  298          February 1998
    Equity Securities                  7          N/A
                                  $  305


Fair Value

In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosure of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to short-term maturities. The Partnership estimates the fair value of its fixed rate mortgages by discounted cash flow analysis, based on estimated borrowing rates currently available to the Partnership.

Discounts on Notes Payable

Discounts on notes payable are amortized using the straight-line method over the remaining terms of the related notes.

Rental Income

The Partnership leases its residential property under short-term operating leases. Lease terms are generally one year or less in duration.

Allocation of Net Income and Net Loss

The Partnership Agreement, as amended and as described more fully in "Note E", provides for net income and net losses for both financial and tax reporting purposes to be allocated 99.8% to the Limited Partners and .2% to the General Partner.

Advertising Costs

Advertising costs of approximately $68,000 in 1996, and approximately $62,000 in 1995 were charged to expenses as incurred and are included in operating expenses.

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

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the twelve months ended December 31, 1996 and 1995. Property management fees of approximately $160,000 and $159,000 were paid to affiliates of the General Partner for the twelve months ended December 31, 1996 and 1995, respectively. These fees are included in operating expenses.

The Limited Partnership Agreement ("Partnership Agreement") provides for a special management fee equal to 9% of the total distributions made to the limited partners to be paid to the General Partner for executive and administrative management services. The Partnership paid approximately $24,000 to affiliates of the General Partner during 1995 under this provision of the Partnership Agreement. No such fees were paid or accrued in 1996.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $119,000 and $123,000 were paid to the General Partner and affiliates for the twelve months ended December 31, 1996 and 1995, respectively.

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


NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits and investments totalling approximately $1,871,000 are less than the reserve requirement of approximately $2,266,000 at December 31, 1996. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the properties. The working capital requirement must be met prior to any consideration for distributions to the partners.


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

ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partners in order to eliminate its tax basis negative capital account.

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


NOTE E - DISTRIBUTIONS

No distributions were declared or paid during the twelve months ended December 31, 1996. In March 1995, the Partnership declared and paid distributions, attributable to cash flow from operations, totalling approximately $275,000 to the partners.


NOTE F - MORTGAGE NOTES PAYABLE

The principal terms of mortgage notes payable are as follows (dollar amounts in thousands):


                        Principal     Monthly                     Principal
                        Balance At    Payment    Stated            Balance
                        December 31, Including  Interest  Maturity  Due At
Property                   1996      Interest      Rate     Date   Maturity

Celina Plaza Apartments
 1st mortgage            $  1,696     $   26      8.75%   07/97(2)$  1,587
 2nd mortgage                  52          1      8.75%   07/97(2)      49
 3rd mortgage               4,025         --       (1)    07/97(2)   4,025

Colony of Springdale
 1st mortgage               4,468         40      9.50%    05/01     4,152
                           10,241(3)
Mortgage discounts           (102)

    Totals               $ 10,139     $   67                      $  9,813


(1) The wrap-mortgage loan collateralized by Celina Plaza Apartments requires quarterly contingent interest payments of 50% of Celina Plaza's cash flow as defined in the Promissory Note. Contingent interest payments of approximately $74,000 were made in 1996, and approximately $42,000 were made in 1995. This loan is evidenced by an all-inclusive note which wraps around the 1st and 2nd mortgages but is presented above as net of these loans.

(2) The General Partner is currently in negotiations with the existing lender to obtain a work-out on these mortgages and is also exploring the possibility of refinancing this debt; however there is no assurance that these negotiations will be successful.

(3) The estimated fair values of the Partnership's aggregate debt (excluding the Celina Plaza 3rd mortgage) is approximately $6,256,000. This value represents a general approximation of possible value and is not necessarily indicative of the amounts the Partnership may pay in actual market transactions. Due to the difficulty of forecasting the future cash flows of the Celina Plaza Apartments, the Partnership has determined that it is not practicable to estimate the fair value of the $4,025,000 third mortgage.


Scheduled principal payments of mortgage notes payable subsequent to December 31, 1996 are as follows (in thousands):

                               1997                               $ 5,834
                               1998                                    66
                               1999                                    73
                               2000                                    80
                               2001                                 4,188
                                                                  $10,241

NOTE G - INVESTMENT PROPERTIES AND ACCUMULATED DEPRECIATION

                                            Initial Cost
                                           To Partnership
                                                     Buildings         Cost
                                                    and Related    Capitalized
                                                      Personal     Subsequent to
Description           Encumbrances        Land        Property      Acquisition
(in thousands)

Celina Plaza
  El Paso, Texas        $ 5,773         $  736        $ 4,930         $1,260

Colony of Springdale
  Springdale, Ohio        4,468            909          8,358            471

      Totals            $10,241         $1,645        $13,288         $1,731


                   Gross Amount At Which Carried
                       At December 31, 1996
                               Buildings
                              And Related
                                Personal           Accumulated     Date     Depreciable
Description              Land   Property    Total  Depreciation  Acquired    Life-Years
(Amounts in thousands)
Celina Plaza          $   736    $ 6,190   $ 6,926   $3,849       8/07/85       5-19
Colony of Springdale      916      8,822     9,738    3,301       2/20/87       5-30
     Totals            $1,652    $15,012   $16,664   $7,150


Reconciliation of "Investment Properties and Accumulated Depreciation" (in thousands):

                                                 Years Ended December 31,
                                                    1996              1995
Investment Properties
Balance at beginning of year                      $16,306           $15,823
    Property improvements:                            404               483
    Disposals of property                             (46)               --

Balance at End of Year                            $16,664           $16,306

Accumulated Depreciation
Balance at beginning of year                      $ 6,452           $ 5,776
    Additions charged to expense                      713               676
    Disposals of property                             (15)               --

Balance at end of year                            $ 7,150           $ 6,452

The aggregate cost of the real estate for Federal income tax purposes at December 31, 1996 and 1995 is approximately $15,873,000 and $15,469,000. The accumulated depreciation taken for Federal income tax purposed at December 31, 1996 and 1995 is approximately $7,237,000 and $6,613,000, respectively.


NOTE H - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net loss as reported and Federal taxable loss result primarily from (1) depreciation over different methods and lives and on differing cost bases of apartment properties, (2) change in rental income received in advance. The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                          1996            1995
Net income (loss) as reported           $ (553)         $ (750)
Add (deduct):
   Depreciation differences                 90              89
   Unearned income                         (67)             86
   Other                                  (156)           (201)
   Accruals and prepaids                    18              15

Federal taxable income (loss)           $ (668)         $ (761)

Federal taxable income (loss)
per limited partnership unit            $(3.52)         $(4.03)


The following is a reconciliation betweent the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                        $  950

Land and buildings                               137

Accumulated depreciation                        (342)

Syndication and distribution costs             4,989

Other                                            282

   Net assets - Federal tax basis             $6,016


NOTE I - ABANDONED LIMITED PARTNERSHIP UNITS

For the year ended December 31, 1995, the number of Limited Partnership Units decreased by 12 units, due to limited partners abandoning their units. In abandoning Limited Partnership Units, a limited partner relinquishes all right, title and interest in the Partnership as of the date of abandonment.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


The Registrant has no officers or directors. The General Partner manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, as of December 31, 1996, their age and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                Position

William H. Jarrard, Jr.             50                 President

Ronald Uretta                       41                 Vice President/Treasurer

Martha L. Long                      37                 Controller

John K. Lines, Esq.                 37                 Vice President/Secretary

Kelley M. Buechler                  39                 Assistant Secretary


William H. Jarrard, Jr. has been President of CEI since December 1996 and Managing Director-Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President/Treasurer of CEI since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Insignia's Chief Operating Officer. He has also served as Insignia's Secretary from January 1992 to June 1994 and as Insignia's Chief Financial Officer from January 1992 to August 1996. Since September 1990, Mr. Uretta has also served as the Chief Financial Officer and Controller of Metropolitan Asset Group.

Martha L. Long has been Controller of CEI since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of The First Savings Bank, FSB in Greenville, SC.

John K. Lines, Esq. has been Secretary of CEI since December 1994 and General Counsel and Secretary of Insignia since July 1994. From May 1993 until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation in West Palm Beach, Florida. From October 1991 until April 1993, Mr. Lines was a Senior Attorney with Banc One Corporation in Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was employed as an associate with Squire Sanders & Dempsey in Columbus, Ohio.

Kelley M. Buechler has been Assistant Secretary of CEI since December 1994 and Assistant Secretary of Insignia since January 1991. During the five years prior to joining Insignia in 1991, she served in a similar capacity for U.S. Shelter.

CEI is the general partner of the Partnership and 13 other Affiliated Partnerships as of December 31, 1996.

ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements, Note B - Related Party Transactions", for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates and the former general partner and former affiliates.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of   March 1997, no person was known to CEI
      to own of record or beneficially more than five percent of the Units of the Partnership.

                                            Number of          Percent

     Name and Address                          Units           Of Total

     Insignia Properties, L.P.                41,576            22.93%
     One Insignia Financial Plaza
     Greenville, SC 29602


     Insignia Properties, L.P. is an affiliate of Insignia.

     As of February 1997, no other person was known to CEI to own of record or beneficially more than 5 percent (5%) of the Units of the Partnership.

(b)  Beneficial Owners of Management

     Neither CEI nor any of the directors or officers or associates of CEI own any Units of the Partnership of record or beneficially.

(c)  Changes in Control

     Beneficial Owners of CEI

     As of February 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:

                                            Number of      Percent
      Name and Address                      CEI Shares     Of Total

      GII Realty, Inc.                       100,000         100%
      One Insignia Financial Plaza
      Greenville, SC 29602

     GII Realty, Inc. is owned by an affiliate of Insignia (See "Item 1").


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions with Current Management and Others

Except for the transactions described below, neither CEI nor any of its directors, officers or associates, or any associates of any of them, has had any interest in any other transaction to which the Partnership is a party. Please refer to "Item 7 - Financial Statements, Note B - Related Party Transactions", for the amounts and items of permissible compensation and fees paid to the General Partner and its affiliates and other related parties for the last two years.

The Partnership has paid property management fees to affiliates of the General Partner based upon collected gross rental revenues for property management services in each of the years ended December 31, 1996, and 1995, respectively.

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

          See Exhibit Index contained herein for listing of exhibits.

      (b) Reports on Form 8-K filed during the fourth quarter of 1996:

          None.

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


                                CONSOLIDATED CAPITAL PROPERTIES VI

                                By:  CONCAP EQUITIES, INC.
                                     General Partner

                                By:  /s/William H. Jarrard, Jr.
                                     President

                                By:  /s/Ronald Uretta
                                     Ronald Uretta
                                     Vice President/Treasurer

                                Date: March 19, 1997

  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated.

/s/William H. Jarrard, Jr.           President
William H. Jarrard, Jr.

/s/Ronald Uretta                     Vice President/Treasurer
Ronald Uretta


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

           10.4 Assignment and Agreement as to Certain Property Management Services dated April
                     9, 1991, by and between CCMLP and ConCap
                     Capital Company.  (Incorporated by
                     reference to the Annual Report on Form 10-K for the year ended December 31, 1991).

           10.5 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

           10.6 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

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

          10.11 Property Management Agreement No. 421 datedMay 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.12 Assignment and Assumption Agreement(Property Management Agreement No. 421) dated May
                     13, 1993, by and between Coventry Properties, Inc. R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for thequarter ended September 30, 1993).

          10.13 Assignment and Agreement as to Certain Property Management Services dated May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

          10.14      Property Management Agreement No. 515 dated
                     June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

          10.15      Assignment and Agreement as to Certain
                     Property Management Services dated November
                     17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

          10.16 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994)

          10.17 Exercise of the Option (as defined in the Gordon Agreement), dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

          10.18 Exercise of the remaining portion of the Option (as defined in the Gordon Agreement) dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995)

            11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial
                     Statements of this Form 10-K).

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