Form 10QSB
period 1997-03-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1997-05-09
CIK 755908

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


                For the quarterly period ended March 31, 1997


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

                                March 31, 1997



Assets
  Cash and cash equivalents:
    Unrestricted                                                      $ 1,491
    Restricted - tenant security deposits                                  85
  Investments                                                             305
  Accounts receivable                                                      33
  Escrows for taxes and insurance                                         130
  Restricted escrows                                                       90
  Other assets                                                            115
  Investment properties:
    Land                                            $ 1,652
    Buildings and personal property                  15,054
                                                     16,706
    Less accumulated depreciation                    (7,332)            9,374

                                                                      $11,623
Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                                    $   224
  Tenant security deposits                                                 85
  Accrued taxes                                                           130
  Other liabilities                                                       224
  Mortgage notes payable                                               10,134

Partners' Capital (Deficit)
  General partner                                   $    (6)
  Special limited partners                              (59)
     Limited partners (181,288 units issued
     and outstanding)                                   891               826
                                                                      $11,623

          See Accompanying Notes to Consolidated Financial Statements

b)                    CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

                       (in thousands, except unit data)


                                             Three Months Ended
                                                  March 31,
                                             1997          1996
Revenues:
  Rental income                               763         $  746
  Other income                                 67             70
     Total revenues                           830            816

Expenses:
  Operating                                   332            307
  General and administrative                   38             38
  Maintenance                                  94            114
  Depreciation                                182            173
  Interest                                    235            210
  Property taxes                               73             66
     Total expenses                           954            908

  Net loss                                   (124)        $  (92)

Net loss allocated to general
  partner (.2%)                                --         $   --
Net loss allocated to limited
  partners (99.8%)                           (124)           (92)

                                             (124)        $  (92)

Net loss per limited partnership unit:       (.68)        $ (.51)

          See Accompanying Notes to Consolidated Financial Statements

c)                    CONSOLIDATED CAPITAL PROPERTIES VI

       CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                 (Unaudited)

                  For the Three Months Ended March 31, 1997
                       (in thousands, except unit data)

                                Limited            Special
                              Partnership General  Limited   Limited
                                  Units   Partner  Partners Partners   Total

Original capital contributions  181,808  $      1  $    --  $ 45,452   $45,453

Partners' capital (deficit)
  at December 31, 1996          181,288  $    (6)  $   (61) $  1,017   $   950

Amortization of
  timing difference (Note D)         --       --         2        (2)       --

Net loss for the three months
  ended March 31, 1997               --       --        --      (124)     (124)

Partners' capital (deficit)
  at March 31, 1997             181,288  $    (6)  $   (59) $    891   $   826

          See Accompanying Notes to Consolidated Financial Statements


d)                       CONSOLIDATED CAPITAL PROPERTIES VI

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                (in thousands)


                                                          Three Months Ended
                                                              March 31,
                                                         1997          1996
Cash flows from operating activities:
    Net loss                                           $ (124)       $  (92)
    Adjustments to reconcile net loss
     to net cash provided by operating activities:
     Depreciation                                         182           173
     Amortization of loan costs and discounts              57            57
     Change in accounts:
       Restricted cash                                      3            (5)
       Accounts receivable                                 (3)            6
       Escrows for taxes and insurance                    (22)          (21)
       Other assets                                         9           192
       Accounts payable                                    21          (134)
       Tenant security deposit liabilities                 (3)            2
       Accrued taxes                                       16            12
       Other liabilities                                   (4)          (46)

     Net cash provided by operating activities            132           144

Cash flows from investing activities:
    Property improvements and replacements                (42)          (74)
    Deposits to restricted escrows                        (22)          (24)
    Receipts from restricted escrows                       --           120

     Net cash (used in) provided by
       investing activities                               (64)           22

Cash flows from financing activities:
    Payments on mortgage notes payable                    (55)          (51)

     Net cash used in financing activities                (55)          (51)

Net increase in cash and cash equivalents                  13           115

Cash and cash equivalents at beginning of period        1,478         1,311

Cash and cash equivalents at end of period             $1,491        $1,426

Supplemental disclosure of cash flow information:
    Cash paid for interest                             $  173        $  191

         See Accompanying Notes to Consolidated Financial Statements

e)                    CONSOLIDATED CAPITAL PROPERTIES VI

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI ("the Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Investments

Investments consisting primarily of U.S. Treasury Notes with original maturities of more than ninety days, are considered to be held-to-maturity securities.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities, as provided in the Partnership agreement.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the three months ended March 31, 1997 and 1996. Property management fees of approximately $40,000 and $39,000 were paid to affiliates of the General Partner for the three months ended March 31, 1997 and 1996, respectively. These property management fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $26,000 and $25,000 were paid to the General Partner and its affiliates for the three months ended March 31, 1997 and 1996, respectively. These reimbursements are primarily included in general and administrative expenses.

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

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totaling approximately $1,881,000, are less than the reserve requirement of approximately $2,266,000 at March 31, 1997. The Partnership intends to replenish working capital reserves from cash flow from operations after consideration of any capital improvement needs of the properties. The working capital requirement must be met prior to any consideration for distributions to the partners.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended March 31, 1997 and 1996:


                                     Occupancy for the Six Months Ended
                                                  March 31,
                                         1997                   1996
Celina Plaza Apartments
   El Paso, Texas                         89%                    88%
Colony of Springdale Apartments
   Springdale, Ohio                       90%                    88%

The Partnership realized a net loss of approximately $124,000 for the three months ended March 31, 1997, compared to a net loss of approximately $92,000 for the three months ended March 31, 1996. The increased net loss is due primarily to increased operating and interest expenses, partially offset by decreased maintenance expenses and increased rental revenues.

Rental revenues increased slightly due to rental rate increases and an increase in occupancy resulting from ongoing property improvements at both Celina Plaza Apartments and Colony of Springdale Apartments. Operating expenses increased primarily due to higher utility costs at Colony of Springdale. The increase in interest expense resulted from increased cash flow payments on the third mortgage wrap note secured by Celina Plaza. Maintenance expenses were higher during the three months ended March 31, 1996 due to extensive painting being done at Celina Plaza.

Included in maintenance expenses is approximately $5,000 of repairs and maintenance comprised primarily of repairs to one unit at Celina Plaza due to minor fire damage, which was not covered by insurance, for the three months ended March 31, 1997. For the three months ended March 31, 1996, approximately $10,000 of repairs and maintenance comprised primarily of exterior building improvements are included in maintenance expenses.

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

At March 31, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $1,491,000 compared to approximately $1,426,000 at March 31, 1996. Net cash provided by operating activities decreased slightly due to increased operating expenses and interest expense. Net cash used in investing activities decreased due to non-recurring receipts received in 1996 from the replacement reserve for improvements made at the Colony of Springdale Apartments favorably impacting 1996 cash flows.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totaling approximately $1,881,000, are less than the reserve requirement of approximately $2,266,000 at March 31, 1997. The Partnership intends to replenish working capital reserves from cash flow from operations after consideration of any capital improvement needs of the properties. The working capital requirement must be met prior to any consideration for distributions to the partners.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,134,000, net of discounts, matures at various times with balloon payments due at maturity, at which time the properties will either be sold or the mortgages refinanced. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. The mortgage indebtedness of approximately $5,681,000, net of discount, secured by Celina Plaza, matures in July of 1997. The General Partner is currently in negotiations with the existing lender to obtain a workout on these mortgages and is also exploring the possibility of refinancing this debt. There can be no assurance, however that these negotiations will be successful. No cash distributions were declared or paid during the first three months of 1997 or 1996.


                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

    Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

(b) Reports on Form 8-K.

    None.



                                  SIGNATURES



   In accordance with the requirements of the Exchange Act, the Partnership caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             CONSOLIDATED CAPITAL PROPERTIES VI

                             By:   CONCAP EQUITIES, INC.
                                   General Partner


                             By:   /s/William H. Jarrard, Jr.
                                   William H. Jarrard, Jr.
                                   President


                             By:   /s/Ronald Uretta
                                   Ronald Uretta
                                   Vice President/Treasurer



                             Date:  May 9, 1997