Form 10QSB
period 1997-06-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1997-08-05
CIK 755908

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


                         For the quarterly period ended June 30, 1997


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

                                 June 30, 1997

Assets
  Cash and cash equivalents:
    Unrestricted                                                         $  1,428
    Restricted -- tenant security deposits                                     78
  Investments                                                                 302
  Accounts receivable                                                          29

  Escrows for taxes and insurance                                             124
  Restricted escrows                                                          114
  Prepaid and other assets                                                    141
  Investment properties:
    Land                                                   $   1,652
    Buildings and personal property                           15,062
                                                              16,714
    Less accumulated depreciation                             (7,514)       9,200

                                                                         $ 11,416
Liabilities and Partners' Capital
Liabilities
  Accounts payable                                                       $     57
  Tenant security deposits                                                     78
  Accrued taxes                                                               147
  Other liabilities                                                           244
  Mortgage notes payable                                                   10,129

Partners' (Deficit) Capital
  General partner                                          $      (6)
  Special limited partner                                        (57)
  Limited partners (181,288 units issued
     and outstanding)                                            824          761
                                                                         $ 11,416

          See Accompanying Notes to Consolidated Financial Statements

b)                     CONSOLIDATED CAPITAL PROPERTIES VI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                                 Three Months                  Six Months
                                                Ended June 30,               Ended June 30,
                                            1997           1996            1997           1996
Revenues:
  Rental income                          $  731         $  793        $ 1,494         $ 1,539
  Other income                               75             64            142             134
     Total revenues                         806            857          1,636           1,673
Expenses:
  Operating                                266             297            598             604
  General and administrative                42              58             80              96
  Maintenance                               56             108            150             222
  Depreciation                              183            176            365             349
  Interest                                  251            232            486             442
  Property tax                               73             69            146             135
     Total expenses                         871            940          1,825           1,848
       Net loss                          $  (65)        $  (83)       $  (189)         $ (175)

Net loss allocated to
  general partner (.2%)                  $   --         $   --        $    --          $   --
Net loss allocated to limited
  partners (99.8%)                          (65)           (83)          (189)           (175)
       Net loss                          $  (65)        $  (83)       $  (189)         $ (175)
Net loss per limited
    partnership unit:                    $ (.36)        $ (.46)       $ (1.04)         $ (.97)

          See Accompanying Notes to Consolidated Financial Statements

c)                        CONSOLIDATED CAPITAL PROPERTIES VI
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                         Limited                   Special
                                       Partnership    General      Limited    Limited
                                          Units       Partner      Partner   Partners       Total
Original capital contributions          181,808     $     1       $    --    $45,452      $45,453

Partners' (deficit) capital
  at December 31, 1996                  181,288     $    (6)      $   (61)   $ 1,017      $   950

Amortization of
  timing difference (Note D)                 --          --             4         (4)          --

 Net loss for the six months
    ended June 30, 1997                      --          --            --       (189)        (189)

Partners' (deficit) capital
    at June 30, 1997                    181,288     $    (6)      $   (57)   $   824      $   761

          See Accompanying Notes to Consolidated Financial Statements


d)                        CONSOLIDATED CAPITAL PROPERTIES VI
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                                  Six Months Ended
                                                                       June 30,
                                                                   1997         1996
Cash flows from operating activities:
  Net loss                                                       $ (189)      $ (175)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation                                                    365          349
    Amortization of loan costs and discounts                        114          115
    Change in accounts:
      Restricted cash                                                10           (8)
      Accounts receivable                                            --            6
      Escrows for taxes and insurance                               (17)         (11)
      Other assets                                                  (22)         181
      Accounts payable                                             (146)        (137)
      Tenant security deposit liabilities                           (10)           7
      Accrued taxes                                                  34           27
      Other liabilities                                              16          (49)

    Net cash provided by operating activities                       155          305

Cash flows from investing activities:
  Property improvements and replacements                            (50)        (120)
  Proceeds from sale of investments                                  --           34
  Dividends received from investments                                 3           --
  Deposits to restricted escrows                                    (46)         (49)
  Receipts from restricted escrows                                   --          120

     Net cash used in investing activities                          (93)         (15)

Cash flows used in financing activities:
  Payments on mortgage notes payable                               (112)        (103)

Net (decrease) increase in unrestricted cash
  and cash equivalents                                              (50)         187

Unrestricted cash and cash equivalents at
  beginning of period                                             1,478        1,311

Unrestricted cash and cash equivalents at
  end of period                                                  $1,428       $1,498

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  359       $  342

        See Accompanying Notes to Consolidated Financial Statements

e)                     CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI ("the Partnership or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

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

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the six months ended June 30, 1997 and 1996. Property management fees of approximately $79,000 and $80,000 were paid to affiliates of the General Partner for the six months ended June 30, 1997 and 1996, respectively. These property management fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $51,000 and $54,000 were paid to the General Partner and its affiliates for the six months ended June 30, 1997 and 1996, respectively. These reimbursements are primarily included in general and administrative expenses.

The Partnership insures its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations is not significant.

NOTE C - COMMITMENT


The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totaling approximately $1,808,000, are less than the reserve requirement of approximately $2,266,000 at June 30, 1997. The Partnership intends to replenish working capital reserves from cash flow from operations after consideration of any capital improvement needs of the properties. The working capital requirement must be met prior to any consideration for distributions to the partners.

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

After the conversion, the various Special Limited Partners transferred portions of their interests to CEI so that CEI now holds a .2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partner's capital accounts for financial statement and tax reporting purposes is being amortized to the Limited Partners' capital account as the components of the timing differences, which created the balance, reverse.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the six months ended June 30, 1997 and 1996:


                                                        1997              1996
Celina Plaza Apartments
  El Paso, Texas                                         88%               91%
Colony of Springdale Apartments
  Springdale, Ohio                                       89%               91%

The Partnership realized a net loss of approximately $65,000 for the three months ended June 30, 1997, and a net loss of approximately $189,000 for the six months ended June 30, 1997, compared to net losses of approximately $83,000 for the three months ended June 30, 1996, and approximately $175,000 for the six months ended June 30, 1996.

The increase in net loss for the six months ended June 30, 1997, compared to the six months ended June 30, 1996, is primarily due to a decrease in rental revenues and an increase in interest expense. The increase in net loss was partially offset by a decrease in maintenance expense. Rental income decreased due to a decrease in occupancy at the investment properties. Interest expense increased due to an increase in interest paid on a wrap note secured by Celina Plaza Apartments. Interest payments are based on cash flow, which increased in the first six months of 1997, compared to the corresponding period in 1996. Maintenance expenses decreased due to decreases in interior painting and contract cleaning at Celina Plaza Apartments.

Included in maintenance expenses for the six months ended June 30, 1997, is approximately $10,000 of major repairs and maintenance comprised primarily of repairs to one unit at Celina Plaza Apartments due to minor fire damage, which was not covered by insurance. For the six months ended June 30, 1996, approximately $32,000 of repairs and maintenance comprised primarily of major landscaping and interior and exterior building improvements are included in maintenance expense.

At June 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $1,428,000 compared to approximately $1,498,000 at June 30, 1996. Net cash provided by operating activities decreased primarily due to an increase in other assets, which resulted from increases in prepaid insurance due to the down-payment that was required at the policy renewal in May 1997. This decrease was partially offset by an increase in other liabilities due to the timing of payments. Net cash used in investing activities increased due primarily to decreases in receipts from restricted escrows and due to no investment sales in 1997. These increases in cash uses were partially offset by a decrease in property improvements and replacements. Net cash used in financing activities increased primarily due to an increase in payments of principal on mortgage notes.

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $10,129,000, net of discounts, matures in July 1997 and May 2001 with balloon payments of $9,813,000 due at maturity, at which time the properties will either be sold or the mortgages refinanced. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves. The mortgage indebtedness of approximately $5,690,000, net of discount, secured by Celina Plaza Apartments, matured in July 1997. Subsequent to June 30, 1997, the General Partner obtained a sixty day extension, with the stipulation that the Partnership make a $113,500 payment towards the principal balance on this note. In addition to the sixty day extension, which expires September 30, 1997, the Partnership will have two thirty day options requiring additional principal payments of $56,750 at each option. All other terms of the note remain the same. Because the Partnership is currently negotiating to sell the property, the extension was granted by the lender in order to allow the Partnership additional time to consummate a sale. However, there can be no assurance that a sale will be consummated. If by the final maturity date of November 28, 1997, the General Partner is not successful in selling Celina Plaza Apartments, the property could be lost through foreclosure. No cash distributions were declared or paid during the first six months of 1997 or 1996.






                                 PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits.

   Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

(b)Reports on Form 8-K.

   None filed during the three months ended June 30, 1997.




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

                             Date: August 4, 1997