Form 10QSB
period 1997-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1997-11-03
CIK 755908

FORM 10-QSB.--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended September 30, 1997


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

                                 (864) 239-1000
                          (Issuer's telephone number)



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


                               September 30, 1997



Assets
  Cash and cash equivalents:
    Unrestricted                                                $  1,210
    Restricted -- tenant security deposits                            79
  Investments                                                        302
  Accounts receivable                                                 20
  Escrows for taxes and insurance                                    205
  Restricted escrows                                                 136
  Other assets                                                       120
  Investment properties:
    Land                                         $   1,652
    Buildings and personal property                 15,124
                                                    16,776
    Less accumulated depreciation                   (7,701)        9,075

                                                                $ 11,147
Liabilities and Partners' Capital
Liabilities
  Accounts payable                                              $    110
  Tenant security deposits                                            78
  Accrued taxes                                                      221
  Other liabilities                                                  210
  Mortgage notes payable                                           9,900
Partners' (Deficit) Capital
  General partner                                $      (6)
  Special limited partner                              (56)
     Limited partners (181,808 units issued
     and 181,288 units outstanding)                    690           628
                                                                $ 11,147

          See Accompanying Notes to Consolidated Financial Statements

b)                    CONSOLIDATED CAPITAL PROPERTIES VI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Three Months Ended        Nine Months Ended
                                      September 30,             September 30,
                                    1997         1996         1997        1996
Revenues:
  Rental income                   $  752       $  780     $ 2,246       $ 2,319
  Other income                        46           59         188           193
     Total revenues                  798          839       2,434         2,512
Expenses:
  Operating                          369          294         967           898
  General and administrative          42           40         122           136
  Maintenance                        122          175         272           397
  Depreciation                       187          179         552           528
  Interest                           137          228         623           670
  Property tax                        74           71         220           206
     Total expenses                  931          987       2,756         2,835
       Net loss                   $ (133)      $ (148)    $  (322)       $ (323)

Net loss allocated to
  general partner (.2%)           $   --       $   --     $     1        $    1
Net loss allocated to limited
  partners (99.8%)                  (133)        (148)       (321)         (322)
       Net loss                   $ (133)      $ (148)    $  (322)       $ (323)
Net loss per limited
    partnership unit:             $ (.73)      $ (.82)    $ (1.77)       $(1.78)

          See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES VI
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                  (Unaudited)
                        (in thousands, except unit data)

                                    Limited               Special
                                  Partnership  General    Limited  Limited
                                     Units     Partner    Partner  Partners  Total
Original capital contributions
  contributions                    181,808     $     1  $    --   $45,452   $45,453

 Partners' (deficit) capital
    at December 31, 1996           181,288     $    (6) $   (61)  $ 1,017   $   950

Amortization of
  timing difference (Note D)            --          --        6        (6)       --

 Net loss for the nine months
    ended September 30, 1997            --          --       (1)     (321)     (322)

Partners' (deficit) capital
    at September 30, 1997          181,288     $    (6) $   (56)  $   690   $   628

          See Accompanying Notes to Consolidated Financial Statements

d)                        CONSOLIDATED CAPITAL PROPERTIES VI
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                            Nine Months Ended
                                                              September 30,
                                                            1997          1996

Cash flows from operating activities:
  Net loss                                               $ (322)       $ (323)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation                                            552           528
    Amortization of loan costs and discounts                120           172
    Change in accounts:
      Restricted cash                                         9             1
      Accounts receivable                                     9            (5)
      Escrows for taxes and insurance                       (97)          (59)
      Other assets                                           (8)          190
      Accounts payable                                      (93)          (98)
      Tenant security deposit liabilities                   (10)           (1)
      Accrued taxes                                         108            97
      Other liabilities                                     (19)          (68)

    Net cash provided by operating activities               249           434

Cash flows from investing activities:
  Property improvements and replacements                   (112)         (278)
  Proceeds from sale of investments                          --            84
  Dividends received from investments                         3            --
  Deposits to restricted escrows                            (68)          (72)
  Receipts from restricted escrows                           --           163

    Net cash used in investing activities                  (177)         (103)

Cash flows used in financing activities:
  Payments on mortgage notes payable                       (340)         (157)

Net (decrease) increase in unrestricted cash
  and cash equivalents                                     (268)          174

Unrestricted cash and cash equivalents at
  beginning of period                                     1,478         1,311

Unrestricted cash and cash equivalents at
  end of period                                          $1,210        $1,485

Supplemental disclosure of cash flow information:
  Cash paid for interest                                 $  531        $  514

          See Accompanying Notes to Consolidated Financial Statements

e)                     CONSOLIDATED CAPITAL PROPERTIES VI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI ("the Partnership or the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1996.

Certain reclassifications have been made to the 1996 balances to conform to the 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all of the Partnership activities, as provided for in the Partnership Agreement.

The Partnership has paid property management fees based upon collected gross rental revenues for property management services in each of the nine months ended September 30, 1997 and 1996. Property management fees of approximately $118,000 and $121,000 were paid to affiliates of the General Partner for the nine months ended September 30, 1997 and 1996, respectively. These property management fees are included in operating expenses.

The Partnership Agreement also provides for reimbursement to the General Partner and its affiliates for costs incurred in connection with the administration of Partnership activities. Reimbursements for services of affiliates of approximately $78,000 and $88,000 were paid to the General Partner and its affiliates for the nine months ended September 30, 1997 and 1996, respectively. Included in these reimbursements is approximately $1,000 and $5,000 in construction oversight costs for the nine months ended September 30, 1997 and 1996, respectively.

For the period from January 1, 1996, to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The current agent assumed the financial obligations to the affiliate of the General Partner who receives payment on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totaling approximately $1,591,000 are less than the reserve requirement of approximately $2,226,000 at September 30, 1997. The Partnership intends to replenish working capital reserves from cash flow from operations after consideration of any capital improvement needs of the properties. The working capital requirement must be met prior to any consideration for distributions to the partners.

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

NOTE E - SALE OF PROPERTY

On October 20, 1997, the Partnership sold Celina Plaza Apartments, located in El Paso, Texas, to an unaffiliated party, The Vandenburg Organization, a Texas corporation. The sales price of the property was $6,600,000 and the sale resulted in net proceeds of approximately $6,456,000, after payment of closing costs. The net proceeds were used to pay accrued taxes and to pay-off the mortgage debt secured by this property. Excess proceeds after such payments amounted to approximately $779,000 to the Partnership.

The following unaudited pro-forma information reflects the operations of the Partnership for the three and nine months ended September 30, 1997 and 1996, as if Celina Plaza Apartments had been sold January 1, 1996.

                                      Proforma Results of Operations for the

                                      Three Months Ended    Nine Months Ended
                                        September 30,         September 30,
                                       1997       1996       1997       1996

Revenues                               389        423      1,213      1,249
Net income                            (108)       (84)      (166)      (146)
Net income per Unit of
   Depository Receipt                 (.59)      (.46)      (.91)      (.80)

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment properties consist of two apartment complexes. The following table sets forth the average occupancy of the properties for the nine months ended September 30, 1997 and 1996:


                                               1997           1996
Celina Plaza Apartments
  El Paso, Texas  (1)                            88%           91%
Colony of Springdale Apartments
  Springdale, Ohio  (2)                          89%           92%

(1) The General Partner attributes the decrease in occupancy to the heavily competitive market in El Paso. Subsequent to September 30, 1997, Celina Plaza Apartments was sold (See "Note E").

(2) The decline in occupancy at the Colony of Springdale Apartments property is attributable to increasing qualifying standards for residents.

The Partnership realized a net loss of approximately $133,000 and $322,000 for the three and nine months ended September 30, 1997, respectively, compared to net losses of approximately $148,000 and approximately $323,000 for the three and nine months ended September 30, 1996, respectively.

Although the net loss remained relatively stable for the nine months ended September 30, 1997, compared to the corresponding period of 1996, both total revenues and total expenses decreased in the three and nine months ended September 30, 1997, compared to the same periods in 1996. The decrease in revenues primarily resulted from decreased rental income due to decreased occupancy at the investment properties, as discussed above. Maintenance expense decreased due to various interior and exterior projects being completed at both investment properties in 1996. Also, increased cleaning, interior painting and contract repair costs were incurred in 1996 due to increased move-outs. Partially offsetting the decreased maintenance expenses for the three and nine months ended September 30, 1997, were increased operating costs primarily at the Colony of Springdale Apartments due to higher concessions being offered in an effort to increase occupancy. Also, maintenance salaries increased, which are included in operating expenses, due to additional personnel. Interest expense decreased as a result of reduced interest requirements on the wrap note secured by Celina Plaza Apartments. Interest payments are based on cash flow, which decreased in the first nine months of 1997, compared to the corresponding period in 1996.

Included in maintenance expenses for the nine months ended September 30, 1997, is approximately $14,000 of major repairs and maintenance comprised primarily of window coverings and repairs to one unit at Celina Plaza Apartments due to minor fire damage, which was not covered by insurance. For the nine months ended September 30, 1996, approximately $47,000 of repairs and maintenance comprised primarily of major landscaping, swimming pool repairs, window coverings and exterior building improvements are included in maintenance expense.

At September 30, 1997, the Partnership held unrestricted cash and cash equivalents of approximately $1,210,000 compared to approximately $1,485,000 at September 30, 1996. Net cash provided by operating activities decreased primarily due to an increase in other assets, which resulted from increases in prepaid insurance due to the down-payment that was required at the policy renewal in May 1997. This decrease was partially offset by a lesser decrease in other liabilities due to the timing of payments. Net cash used in investing activities increased due primarily to decreases in receipts from restricted escrows and due to no investment sales in 1997. These decreases in cash proceeds were partially offset by a decrease in property improvements and replacements. Net cash used in financing activities increased primarily due to an increase in payments of principal on mortgage notes. Additional principal payments totaling approximately $170,000 were paid on the mortgage note secured by Celina Plaza Apartments in order to obtain extensions on the indebtedness, which matured on July 1997 (See discussion below).

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

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $9,900,000, net of discount, has maturity dates ranging from July 1997 to May 2001, at which time the properties will either be sold or the mortgages refinanced. The mortgage indebtedness of approximately $5,476,000, net of discount, secured by Celina Plaza Apartments, matured in July 1997. The General Partner initially obtained a sixty day extension, with the Partnership making a required payment of $113,000 towards the principal balance on this note. In addition to the sixty day extension which expired September 30, 1997, the Partnership exercised the first of two thirty day options offered, extending the note until October 30, 1997. Pursuant to the requirement of the thirty day option, the Partnership paid an additional principal payment of $57,000. Subsequent to September 30, 1997, the Partnership successfully closed on the sale of Celina Plaza Apartments. The property was sold for $6,600,000 and the sale resulted in net proceeds of approximately $6,456,000, after payment of closing costs (See "Note E"). No cash distributions were declared or paid during the first nine months of 1997 or 1996. Future cash distributions will depend on the levels of cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.


                         PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits.

   Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

(b)Reports on Form 8-K.

   None filed during the three months ended September 30, 1997.

       Exhibit 10.19 Contract to Purchase and Sell Property made and entered into as of August 13, 1997, but effective October 20, 1997, by and between Consolidated Capital Properties VI, a California limited partnership, and The Vandenburg Organization, a Texas corporation regarding Celina Plaza Apartments.

       Exhibit 10.20 Assignment and assumption of Leases dated October 13, 1997, by and between Consolidated Capital Properties VI, a California limited partnership and The Vandenburg Organization, a Texas corporation, regarding Celina Plaza Apartments.

       Exhibit 10.21 Blanket Conveyance, Bill of Sale and Assignment dated October 13, 1997, by and between Consolidated Capital Properties VI, a California limited partnership and The Vandenburg Organization, a Texas corporation, regarding Celina Plaza Apartments.




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



                             Date: November 3, 1997