Form 10KSB
period 1997-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1998-03-03
CIK 755908

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1997

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

                                 (864) 239-1000
                           Issuer's telephone number
         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                     Units of Limited Partnership Interest
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $6,598,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within the past 60 days. Market value information for the Registrant's partnership interests is not available.
Should a trading market develop for these interests, it is the General Partner's belief that the aggregate market value of the voting partnership interests would not exceed
$25,000,000.

                                       PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Consolidated Capital Properties VI (the "Partnership" or "Registrant") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. On December 7, 1984, the Partnership registered with the Securities and Exchange Commission ("SEC") under the Securities Act of 1933 (File No. 2-93900) and commenced a public offering for sale of $50,000,000 of Units. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The Partnership subsequently filed a Form 8-A Registration Statement with the SEC and registered under the Securities Exchange Act of 1934 (File No. 0-14099) on December 23, 1985. The sale of Units closed on December 6, 1985, with 181,808 Units sold at $250 each, or gross proceeds of approximately $45,500,000 to the Partnership.

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

The Partnership's primary business and only industry segment is real estate related operations. The Partnership was formed to acquire, own, operate and ultimately dispose of income-producing real properties for the benefit of its partners. At December 31, 1997, the Partnership owns one property as described in "Item 2 - Description of Property." Previously, the Partnership disposed of seven properties.

Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies totaling approximately $2,676,000 are more than the reserve requirements of approximately $2,070,000 at December 31, 1997. The excess in reserves primarily results from the sale of Celina Plaza Apartments. (See "Note F" of the financial statements). The working capital requirement must be met prior to any consideration for distributions to the partners. A distribution totaling $500,000 was made subsequent to year-end from surplus funds from the sale of Celina Plaza Apartments. (See "Note E" of the financial statements.) See "Item 6 - Management's Discussion and Analysis or Plan of Operations" for a discussion of the Partnership's liquidity and capital resources.

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

The Registrant has no employees. Management and administrative services are performed by affiliates of Insignia Financial Group, Inc. ("Insignia"), an affiliate of the General Partner. The property manager is responsible for the day-to-day operations of each property. The General Partner has also selected an affiliate of Insignia to provide real estate advisory and asset management services to the Partnership. As advisor, such affiliate provides all partnership accounting and administrative services, investment management, and supervisory services over property management and leasing. For a further discussion of property and partnership management, see "Item 12 - Certain Relationships and Related Transactions".

Upon the Partnership's formation in 1984, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Group II ("CCG"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement limiting changes of control of the Partnership and approved conversion of the general partner interest of the non-corporate general partner, CCG, to that of a special limited partner ("Special Limited Partner") without voting and other rights of a limited partner except for the economic interest previously held as a general partner. Pursuant to this amendment to the Partnership Agreement, the non-corporate general partner interest of CCG was converted to that of a Special Limited Partner and CEI became the sole general partner of the Partnership on December 31, 1991.

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1997, Insignia Properties Trust, an affiliate of Insignia, owned 100% of the outstanding stock of CEI. As of December 31, 1997, Insignia Properties, L.P., an affiliate of Insignia, owned 41,576 units of the Partnership.

ITEM 2.  DESCRIPTION OF PROPERTY

The Partnership originally acquired seven properties of which two were sold, two were conveyed to lenders, two of three phases in a property were conveyed to the lender and the remaining phase was sold, and one property was foreclosed on, in fiscal years prior to 1994. The Partnership also originally acquired a 75% interest in a real estate joint venture. In April 1994, the Partnership purchased the remaining 25% interest in the real estate joint venture. In the fourth quarter of 1997, the Partnership sold Celina Plaza Apartments, located in El Paso, Texas, to an unaffiliated third party. (See "Note F" of the financial statements.) As of December 31, 1997, the Partnership owns one property as noted below:


                                Date of
Property                        Purchase  Type of Ownership      Use

Colony of Springdale Apartments 02/20/87  Fee ownership subject Apartment -
 Springdale, Ohio                         to first mortgage.    261 units

SCHEDULE OF PROPERTY:
(dollar amounts in thousands)


                      Carrying    Accumulated                        Federal
Property                Value     Depreciation     Rate     Method  Tax Basis

Colony of Springdale   $ 9,866       $ 3,641    5-30 years    S/L    $  5,558

See "Note A" of the Financial Statements included in "Item 7" for a description of the Partnership's depreciation policy.

SCHEDULE OF MORTGAGE:

(dollar amounts in thousands)


                      Principal                            Principal
                      Balance At      Stated                Balance
                      December 31,   Interest   Maturity     Due At
Property                  1997         Rate       Date      Maturity

Colony of Springdale
 1st mortgage         $  4,407        9.50%       05/01    $ 4,152

SCHEDULE OF RENTAL RATES AND OCCUPANCY:


                            Average Annual                Average
                             Rental Rates                Occupancy
Property                   1997          1996         1997        1996
                       (per unit)     (per unit)

Colony of Springdale    $6,517         $6,270         88%           91%

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The General Partner believes that all of the property is adequately insured. The property's lease terms are for one year or less and no tenant leases 10% or more of the available rental space.

The decrease in occupancy at the Colony of Springdale is due to continued adherence to stricter tenant qualification procedures and an increased number of evictions as part of an effort to improve the tenant base. Ongoing property improvements, resulting in improved consumer appeal, continue to positively impact rental rates.

SCHEDULE OF REAL ESTATE TAXES AND RATES:
(Dollar amounts in thousands)

Real estate taxes and the tax rate in 1997 for the property was:


                                          1997           1997
                                          Taxes          Rate

  Colony of Springdale                  $  113          4.42%



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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 1997, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.


                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

No established public trading market for Partnership Units exists nor is one expected to develop. As of December 31, 1997, the Partnership had 3,740 holders of Limited Partnership Units.

There were no cash distributions to the Limited Partners during the years ended December 31, 1997 and 1996. A $500,000 distribution was declared subsequent to December 31, 1997, to the Limited Partners from surplus funds from the sale of Celina Plaza Apartments.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership realized net income of approximately $3,359,000 for the year ended December 31, 1997, compared to a net loss of approximately $553,000 for the year ended December 31, 1996. (See "Note I" of the financial statements for a reconciliation of these amounts to the Partnership's federal taxable income
(loss).) The increase in net income for the year ended December 31, 1997, is primarily attributable to the gain of approximately $3,660,000 realized on the sale of Celina Plaza as discussed below.

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

With respect to the remaining investment property owned by the Partnership, net income increased slightly due primarily to a decrease in operating expenses, the majority of which was attributable to decreased maintenance expenses. Maintenance expense decreased at the Colony of Springdale Apartments due to various interior and exterior projects which were completed in 1996 with no comparable expenditures in 1997. Also, increased cleaning, interior painting and contract repair costs were incurred in 1996 due to increased move-outs. Operating expense also decreased due to water-saving devices installed during 1997 at the Colony of Springdale Apartments which lowered water and sewer expenses. Partially offsetting the decrease in operating expenses was a decrease in rental income at the Colony of Springdale Apartments. This decrease was due to lower occupancy from enforcement of stricter tenant qualification procedures and increased evictions resulting from stricter enforcement of collection policies. There was a related increase in advertising expense (included in operating expenses) due to higher concessions being offered at the Colony of Springdale Apartments in an effort to increase occupancy.

Included in operating expenses for the year ended December 31, 1997, is approximately $15,000 of major repairs and maintenance comprised primarily of window coverings and repairs to one unit at Celina Plaza Apartments due to minor fire damage, which was not covered by insurance. For the year ended December 31, 1996, approximately $88,000 of repairs and maintenance comprised primarily of parking lot repairs, exterior building improvements, major landscaping, swimming pool repairs and window coverings is included in operating expense.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the Partnership held cash and cash equivalents of approximately $1,949,000 compared to approximately $1,478,000 at December 31, 1996. For the year ended December 31, 1997, net cash increased approximately $471,000. Net cash provided by operating activities decreased due to an increase in receivables and deposits and a decrease in accounts payable and other liabilities. The increase in receivables and deposits resulted primarily from increases in escrows for taxes. The decrease in accounts payable was due to the timing of payments while other liabilities decreased due to the payment of accrued interest on Celina Plaza Apartments. Net cash provided by investing activities resulted primarily from proceeds received in the sale of Celina Plaza Apartments. Net cash used in financing activities increased primarily due to the repayment of the mortgage debt from the sale of Celina Plaza Apartments. Also, principal payments increased due to additional payments totaling approximately $170,000 being paid on the mortgage note secured by Celina Plaza Apartments in order to obtain extensions on the indebtedness, which matured in July 1997, prior to the sale of the property on October 20, 1997. (See "Note F" of the financial statements.)

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,407,000 has a maturity date of May 2001, at which time the property will either be sold or the mortgage refinanced. Celina Plaza Apartments was sold on October 20, 1997, for $6,600,000, and the sale resulted in net proceeds of approximately $6,456,000, after payment of closing costs (See "Note F" of the financial statements). No cash distributions were declared or paid during the year ended 1997 or 1996. A distribution totaling $500,000 from surplus funds resulting from the sale of Celina Plaza Apartments was declared to the Limited Partners subsequent to December 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, property sales and the availability of cash reserves.

YEAR 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems.
The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

OTHER

Certain items discussed in this annual report may constitute forward-looking statements within the meaning of the Private Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this annual report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS


CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

    Report of Ernst & Young LLP, Independent Auditors

    Consolidated Balance Sheet - December 31, 1997

    Consolidated Statements of Operations - Years ended December 31, 1997 and 1996

    Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended December 31, 1997 and 1996

    Consolidated Statements of Cash Flows - Years ended December 31, 1997 and
    1996

    Notes to Consolidated Financial Statements




                Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties VI


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties VI as of December 31, 1997, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI at December 31, 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
January 23, 1998



                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET

                               December 31, 1997
                        (in thousands, except unit data)



Assets
  Cash and cash equivalents                                     $ 1,949
  Investments                                                       302
  Receivables and deposits                                          349
  Restricted escrows                                                 90
  Other assets                                                      105
  Investment properties (Notes G and H):
    Land                                           $   916
    Buildings and personal property                  8,950
                                                     9,866
    Less accumulated depreciation                   (3,641)       6,225
                                                                $ 9,020

Liabilities and Partners' Capital (Deficit)

Liabilities
  Accounts payable                                              $    60
  Tenant security deposits                                           55
  Accrued property taxes                                            118
  Other liabilities                                                  71
  Mortgage note payable (Note G)                                  4,407

Partners' Capital (Deficit)
  General partner                                  $     1
  Special limited partners                             (52)
     Limited partners (181,808 units issued
     and 181,300 outstanding)                        4,360        4,309
                                                                $ 9,020

          See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)


                                                    Years Ended December 31,
                                                        1997        1996
Revenues:
  Rental income                                       $2,703       $3,068
  Other income                                           235          246
  Gain on sale of property                             3,660           --
     Total revenues                                    6,598        3,314

Expenses:
  Operating                                            1,502        1,807
  General and administrative                             168          179
  Depreciation                                           660          713
  Interest                                               680          890
   Property taxes                                        229          278
     Total expenses                                    3,239        3,867

          Net income (loss)                           $3,359       $ (553)

Net income (loss) allocated to
  general partner (0.2%)                              $    7       $   (1)
Net income (loss) allocated to
  limited partners (99.8%)                             3,352         (552)
                                                      $3,359       $ (553)

Net income (loss) per limited partnership unit        $18.49       $(3.04)

          See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                     Years Ended December 31, 1997 and 1996

                        (in thousands, except unit data)

                                Limited                Special
                              Partnership  General     Limited     Limited
                                 Units     Partner    Partners    Partners    Total
Original capital contributions  181,808    $     1   $    --     $45,452    $45,453

Partners' capital (deficit)
 at December 31, 1995           181,300    $    (5)  $   (70)    $ 1,578    $ 1,503

Amortization of timing
 difference                          --         --         9          (9)        --

Net loss for the year ended
  December 31, 1996                  --         (1)       --        (552)      (553)

Partners' capital (deficit)
 at December 31, 1996           181,300         (6)      (61)      1,017        950

Amortization of timing
 difference                          --         --         9          (9)        --

Net income for the year ended
 December 31, 1997                   --          7        --       3,352      3,359

Partners' capital (deficit)
 at December 31, 1997           181,300   $      1  $    (52)    $ 4,360    $ 4,309

             See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,
                                                            1997        1996
Cash flows from operating activities:
  Net income (loss)                                    $   3,359      $  (553)
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
    Depreciation                                             660          713
    Amortization of loan costs and discounts                 126          229
    Gain on sale of property                              (3,660)          --
    Loss on disposition of property                           --           31
    Change in accounts:
      Receivables and deposits                              (114)         214
      Other assets                                            (9)          15
      Accounts payable                                      (143)          27
      Tenant security deposit liabilities                    (33)          (7)
      Accrued taxes                                            5            1
      Other liabilities                                     (157)         (56)

         Net cash provided by operating activities            34          614

Cash flows from investing activities:
  Property improvements and replacements                    (167)        (404)
  Proceeds from sale of property                           6,456           --
  Proceeds from sale of investments                           --           85
  Dividends received from investments                          3           --
  Net (increase) decrease in restricted escrows              (22)          70

         Net cash provided by (used in)
            investing activities                           6,270         (249)

Cash flows from financing activities:
  Payments on mortgage notes payable                        (371)        (198)
  Repayment of mortgage notes payable                     (5,462)          --

    Net cash used in financing activities                 (5,833)        (198)

Net increase in cash and cash equivalents                    471          167

Cash and cash equivalents at beginning of period           1,478        1,311

Cash and cash equivalents at end of period             $   1,949      $ 1,478

Supplemental disclosure of cash flow information:
  Cash paid for interest                               $     698      $   661

          See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1997

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties VI, a California limited partnership (the "Partnership" or "Registrant"), was formed on May 23, 1984, to acquire and operate commercial and residential properties. As of December 31, 1997, the Partnership owns one residential property located near a major urban area in the United States.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc. As of December 31, 1997, Insignia Properties Trust, an affiliate of Insignia, owned 100% of the outstanding stock of CEI. At December 31, 1997, Insignia Properties L.P., an affiliate of Insignia, owned 41,576 Units of the Partnership.

On December 31, 1991, the non-corporate general partner interest of CCG was converted to that of a Special Limited Partner, as more fully described in "Note D" and CEI became the sole General Partner.

Consolidation

The Partnership's financial statements include the accounts of Colony of Springdale Associates, Ltd. ("Colony Associates"), which holds fee title to the Colony of Springdale Apartments. The results of its operations are included in the Partnership's financial statements. All intercompany transactions between the Partnership and Colony Associates have been eliminated.

Investment Properties

Investment properties are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with "Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. For the years ended December 31, 1997 and 1996, no adjustments for impairment of value were necessary.

Depreciation

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 30 years.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and in banks, demand deposits, money market funds, and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Loan Costs

Loan costs are included in other assets and are being amortized on a straight-line basis over the life of the loans. As of December 31, 1997, the Partnership had a total of approximately $176,000 of capitalized loan costs with related accumulated amortization of approximately $91,000.

Reclassifications

Certain reclassifications have been made to the 1996 information to conform to the 1997 presentation.

Investments: The Partnership values investment securities in accordance with "Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities." Investments, consisting primarily of U.S. Treasury notes with original maturities more than ninety days, are considered to be held-to-maturity securities. As the Investments' fair values approximate their cost, any unrealized gains or losses are immaterial and therefore have not been recorded in the accompanying financial statements. The cost of Investments sold is determined using the specific identification method.

The Investments mature as follows (dollar amounts in thousands):


    Description                     Cost          Maturity

    U.S. Treasury Notes           $  299          February 1998
    Equity Securities                  3          N/A
                                  $  302

Fair Value

"Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Value of Financial Instruments", as amended by "SFAS No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Rental Income

The Partnership leases its residential property under short-term operating leases. Lease terms are generally one year or less in duration.

Allocation of Net Income and Net Loss

The Partnership Agreement, as amended, and as described more fully in "Note D", provides for net income and net losses for both financial and tax reporting purposes to be allocated 99.8% to the Limited Partners and .2% to the General Partner.

Advertising Costs

Advertising costs of approximately $67,000 in 1997, and approximately $68,000 in 1996 were charged to expenses as incurred and are included in operating expenses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the years ended December 31, 1997 and 1996:

                                                     1997           1996
                                                      (in thousands)
Property management fees
   (included in operating expenses)                 $152           $160
Reimbursements for services of affiliates
   (included in general and administrative
   expenses)                                         110            119

Included in reimbursements for services of affiliates is approximately $1,000 and $5,000 of reimbursements for construction oversight costs in 1997 and 1996, respectively.

During the year ended December 31, 1997, an affiliate of Insignia received approximately $100,000 in reimbursements related to the sale of Celina Plaza, (See "Note F").

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made to the Limited Partners to be paid to the General Partner for executive and administrative management services. No such fees were paid or accrued in 1997 or 1996.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments and reserves for capital improvements and contingencies totaling approximately $2,676,000 are more than the reserve
requirement of approximately $2,070,000 at December 31, 1997.   The excess in
reserves primarily results from the sale of Celina Plaza Apartments. See "Note E" regarding a distribution subsequent to December 31, 1997.


NOTE D - CHANGE IN STATUS OF NON-CORPORATE GENERAL PARTNER

During the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group II ("CCG"), to that of special limited partners ("Special Limited Partners"). The Special Limited Partners do not have a vote and do not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partners retained the economic interest in the Partnership which they previously owned as a general partner.

ConCap Equities, Inc. ("CEI") became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partners in order to eliminate its tax basis negative capital account.

After the conversion, the various Special Limited Partners transferred portions of their interests to CEI so that CEI now holds a .2% interest in all allocable items of income, loss and distribution. The differences between the Special Limited Partners' capital accounts for financial statement and tax reporting purposes are being amortized to the Limited Partners' capital accounts as the components of the timing differences which created the balance reverse.

NOTE E - DISTRIBUTIONS

No distributions were declared or paid during the twelve months ended December 31, 1997 and 1996. A distribution totaling $500,000 from surplus funds from the sale of Celina Plaza was declared to the Limited Partners subsequent to December 31, 1997.

NOTE F - SALE OF PROPERTY

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

NOTE G - MORTGAGE NOTE PAYABLE

The principal terms of mortgage note payable are as follows (dollar amounts in thousands):


                      Principal     Monthly                         Principal
                     Balance At     Payment     Stated               Balance
                    December 31,   Including   Interest  Maturity     Due At
Property                1997       Interest      Rate      Date      Maturity

Colony of Springdale
 1st mortgage         $  4,407        40        9.50%      05/01     $ 4,152



Scheduled principal payments of mortgage note payable subsequent to December 31, 1997 are as follows (in thousands):



        1998            $    66
        1999                 73
        2000                 80
        2001              4,188

       Total            $ 4,407



NOTE H - INVESTMENT PROPERTY AND ACCUMULATED DEPRECIATION


                                           Initial Cost
                                           To Partnership

                                                      Buildings        Cost
                                                     and Related    Capitalized
                                                       Personal    Subsequent to
Description               Encumbrances     Land        Property     Acquisition
(in thousands)

Colony of Springdale
  Springdale, Ohio        $  4,407         $ 909       $ 8,358         $ 599


                                     Gross Amount At Which Carried
                                          At December 31, 1997

                                        Buildings
                                       And Related
                                         Personal           Accumulated   Date   Depreciable
Description                      Land    Property   Total  Depreciation Acquired Life-Years
(in thousands)
Colony of Springdale Apartments $  916 $  8,950    $ 9,866  $  3,641    2/20/87     5-30

Reconciliation of "Investment Property and Accumulated Depreciation" (in thousands):


                                                   Years Ended December 31,
                                                       1997          1996
Investment Property
Balance at beginning of year                          $16,664       $16,306
    Property improvements                                 167           404
    Disposals of property                              (6,965)          (46)

Balance at End of Year                                $ 9,866       $16,664

Accumulated Depreciation
Balance at beginning of year                          $ 7,150       $ 6,452
    Additions charged to expense                          660           713
    Disposals of property                              (4,169)          (15)

Balance at end of year                                $ 3,641       $ 7,150

The aggregate cost of investment property for Federal income tax purposes at December 31, 1997 and 1996 is approximately $8,938,000 and $15,873,000. The accumulated depreciation taken for Federal income tax purposes at December 31, 1997 and 1996 is approximately $3,380,000 and $7,237,000, respectively.

NOTE I - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the financial statements of the Partnership.

Differences between the net income or loss as reported and Federal taxable income or loss result primarily from (1) depreciation over different methods and lives and on differing cost bases of investment properties, (2) gain on sale of property, and (3) write off of debt discounts. The following is a reconciliation of reported net income or loss and Federal taxable income or loss (in thousands, except unit data):

                                           1997           1996
Net income (loss) as reported           $ 3,359         $ (553)
Add (deduct):
   Depreciation differences                 116             90
   Unearned income                           19            (67)
  Gain on sale                               94             --
   Other                                      4           (156)
  Write-off of debt discounts              (666)            --
   Accruals and prepaids                      5             18
Federal taxable income (loss)           $ 2,931         $ (668)
Federal taxable income (loss)
per limited partnership unit            $ 15.49         $(3.52)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):


Net assets as reported                        $ 4,309
Land and buildings                               (927)
Accumulated depreciation                          261
Syndication and distribution costs              4,989
Other                                           1,182
   Net assets - Federal tax basis             $ 9,814



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

The name of the directors and executive officers of ConCap Equities, Inc. ("CEI"), the Partnership's General Partner, their age and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.


Name                                Age                  Position

William H. Jarrard, Jr.             51                   President & Director

Ronald Uretta                       41                   Vice President &
                                                         Treasurer

Martha L. Long                      38                   Controller

Robert D. Long, Jr.                 30                   Vice President

Daniel M. LeBey                     32                   Vice President &
                                                         Secretary

Kelley M. Buechler                  40                   Assistant Secretary

William H. Jarrard, Jr. has been President and Director of the General Partner since December 1996. He has acted as Senior Vice President of Insignia Properties Trust ("IPT"), parent of the Corporation, since May 1997. Mr. Jarrard previously acted as Managing Director - Partnership Administration of Insignia from January 1991 through September 1997 and served as Managing Director - Partnership Administration and Asset Management from July 1994 until January 1996.

Ronald Uretta has been Vice President and Treasurer of the General Partner since December 1996 and Insignia's Treasurer since January 1992. Since August 1996, he has also served as Chief Operating Officer. He has also served as Secretary from January 1992 to June 1996 and as Insignia's Chief Financial Officer from January 1992 to August 1996.

Martha L. Long has been Controller of the General Partner since December 1996 and Senior Vice President - Finance and Controller of Insignia since January 1997. In June 1994, Ms. Long joined Insignia as its Controller, and was promoted to Senior Vice President - Finance in January 1997. Prior to that time, she was Senior Vice President and Controller of the First Savings Bank, in Greenville, SC.

Robert D. Long, Jr. has been Vice President of the General Partner since January 1998. Mr. Long joined Metropolitan Asset Enhancement, L.P. ("MAE"), an affiliate of Insignia, in September 1993. Since 1994 he has acted as Vice President and Chief Accounting Officer of the MAE subsidiaries. Mr. Long was an accountant for Insignia until joining MAE in 1993. Prior to joining Insignia, Mr. Long was an auditor for the State of Tennessee and was associated with the accounting firm of Harsman Lewis and Associates.

Daniel M. LeBey has been Vice President and Secretary of the General Partner since January 29, 1998 and Insignia's Assistant Secretary since April 30, 1997. Since July 1996 he has also served as Insignia's Associate General Counsel.
From September 1992 until June 1996, Mr. LeBey was an attorney with the law firm of Alston & Bird LLP, Atlanta, Georgia.

Kelley M. Buechler has been Assistant Secretary of the General Partner since June 1996 and Assistant Secretary of Insignia since 1991.

ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to directors or officers for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.

See "Item 7 - Financial Statements, Note B - Related Party Transactions", for amounts of compensation and reimbursement of salaries paid by the Partnership to the General Partner and its affiliates.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)   Security Ownership of Certain Beneficial Owners

      Except as provided below, as of December 31, 1997, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

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

(c)   Changes in Control

      Beneficial Owners of CEI

      As of December 31, 1997, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                            Number of      Percent
      Name and Address                      CEI Shares     Of Total

      Insignia Properties Trust              100,000         100%
      One Insignia Financial Plaza
      Greenville, SC 29602

      Insignia Properties Trust is an affiliate of Insignia (See "Item 1").


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Transactions with Current Management and Others

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the years ended December 31, 1997 and 1996:

                                                     1997           1996
                                                      (in thousands)
Property management fees
   (included in operating expenses)                 $152           $160

Reimbursements for services of affiliates
   (included in general and administrative
   expenses)                                         110            119

Included in reimbursements for services of affiliates is approximately $1,000 and $5,000 of reimbursements for construction oversight costs in 1997 and 1996, respectively.

During the year ended December 31, 1997, an affiliate of Insignia received approximately $100,000 in reimbursements related to the sale of Celina Plaza, (See "Note F").

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made to the Limited Partners to be paid to the General Partner for executive and administrative management services. No such fees were paid or accrued in 1997 or 1996.

For the period of January 1, 1996 to August 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

      (b) Reports on Form 8-K filed during the fourth quarter of 1997:

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

                                Date: March 3, 1998

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

             10.16 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon
                          Agreement"), among MAE-ICC, Inc. ("MAE-
                          ICC"), Gordon Realty Inc. ("Gordon"), GII
                          Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994)

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