Form 10QSB
period 1998-03-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1998-05-12
CIK 755908

FORM 10-QSB--QUARTERLY OR TRANSITIONAL REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT


                    U.S. Securities and Exchange Commission
                            Washington, D.C.  20549


                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1998


[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the transition period_________to_________

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
                        (in thousands, except unit data)

                                 March 31, 1998



Assets
  Cash and cash equivalents                                           $ 1,910
  Receivables and deposits                                                180
  Restricted escrows                                                      112
  Other assets                                                             94
  Investment property:
    Land                                                $   916
    Buildings and personal property                       8,970
                                                          9,886
    Less accumulated depreciation                        (3,728)        6,158

                                                                      $ 8,454
Liabilities and Partners' Capital (Deficit)
Liabilities
  Accounts payable                                                    $    81
  Tenant security deposit liabilities                                      64
  Accrued property taxes                                                   90
  Other liabilities                                                        53
  Mortgage note payable                                                 4,391
Partners' Capital (Deficit)
  General partner's                                     $     1
  Special limited partners'                                 (50)
  Limited partners' (181,300 units issued
     and outstanding)                                     3,824         3,775

                                                                      $ 8,454


          See Accompanying Notes to Consolidated Financial Statements

b)
                       CONSOLIDATED CAPITAL PROPERTIES VI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                                            Three Months Ended
                                                                 March 31,
                                                               1998      1997
Revenues:
  Rental income                                              $  373     $  707
  Other income                                                   60         67
     Total revenues                                             433        774

Expenses:
  Operating                                                     207        370
  General and administrative                                     33         38
  Depreciation                                                   87        182
  Interest                                                      110        235
  Property taxes                                                 30         73
     Total expenses                                             467        898

Net loss                                                     $  (34)    $ (124)

Net loss allocated to general partner (.2%)                  $   --     $   --
Net loss allocated to limited partners (99.8%)                  (34)      (124)

                                                             $  (34)    $ (124)

Net loss per limited partnership unit                        $ (.19)    $ (.68)

Distribution per limited partnership unit                    $ 2.76     $   --


          See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)




                                  Limited            Special
                                Partnership General  Limited  Limited
                                   Units    Partner  Partners Partners   Total

Original capital contributions   181,808     $  1     $   --  $45,452  $45,453

Partners' capital (deficit)
 at December 31, 1997            181,300     $  1     $  (52) $ 4,360  $ 4,309

Amortization of timing
  difference                          --       --          2       (2)      --

Distributions paid to partners        --       --         --     (500)    (500)

Net loss for the three months
 ended March 31, 1998                 --       --         --      (34)     (34)

Partners' capital (deficit)
 at March 31, 1998               181,300     $  1     $   (50)$ 3,824  $ 3,775


          See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES VI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Three Months Ended
                                                                  March 31,
                                                               1998      1997

Cash flows from operating activities:
  Net loss                                                     $  (34)  $ (124)
  Adjustments to reconcile net loss
    to net cash provided by operating
    activities:
    Depreciation                                                   87      182
    Amortization of loan costs and discounts                        6       57
    Change in accounts:
      Receivables and deposits                                    169      (18)
      Other assets                                                  5        5
      Accounts payable                                             21       21
      Tenant security deposit liabilities                           9       (3)
      Accrued property taxes                                      (28)      16
      Other liabilities                                           (18)      (4)

        Net cash provided by operating activities                 217      132

Cash flows from investing activities:
  Property improvements and replacements                          (20)     (42)
  Proceeds from sale of investments                               302       --
  Net deposits to restricted escrows                              (22)     (22)

        Net cash provided by (used in) investing activities       260      (64)

Cash flows from financing activities:
  Payments on mortgage note payable                               (16)     (55)
  Distributions paid to limited partners                         (500)      --

        Net cash used in financing activities                    (516)     (55)

Net (decrease) increase in cash and cash equivalents              (39)      13

Cash and cash equivalents at beginning of period                1,949    1,478

Cash and cash equivalents at end of period                     $1,910   $1,491

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  105   $  173

          See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI ("the Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. (the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the 1997 balances to conform to the 1998 presentation.

NOTE B - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all partnership activities. The General Partner is wholly-owned by Insignia Properties Trust ("IPT"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). The Partnership Agreement provides for certain payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following expenses were paid or accrued to affiliates of the General Partner for the three months ended March 31, 1998 and 1997 (in thousands):

                                                            1998         1997
Property management fees
   (included in operating expenses)                         $ 20         $ 40
Reimbursements for services of affiliates, including
   approximately $1,000 of construction services
   reimbursements in 1998 and 1997, each (included
   in investment property and operating and general
   and administrative expenses)                              20            26

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administrative management services. No such fees were paid or accrued in 1998 or 1997.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in the third quarter of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totaling approximately $2,195,000 are greater than the reserve requirement of approximately $2,070,000 at March 31, 1998.

NOTE D - CHANGE IN STATUS OF NON-CORPORATE GENERAL PARTNER

During the year ended December 31, 1991, the Partnership Agreement was amended to convert the General Partner interests held by the non-corporate General Partner, Consolidated Capital Group II ("CCG"), to that of special limited partners ("Special Limited Partners"). The Special Limited Partners do not have a vote and do not have any of the other rights of a Limited Partner except the right to inspect the Partnership's books and records; however, the Special Limited Partners retained the economic interest in the Partnership which they previously owned as general partner.

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

NOTE E - DISTRIBUTIONS

In the first quarter of 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of $500,000 ($2.76 per limited partnership unit). The distribution was from surplus funds from the sale of Celina Plaza in October 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex. The following table sets forth the average occupancy of the property for the three months ended March 31, 1998 and 1997:


                                                1998          1997
Colony of Springdale Apartments
  Springdale, Ohio                               90%           90%


The Partnership realized net losses of approximately $34,000 and $124,000 for the three month periods ended March 31, 1998 and 1997, respectively. The decrease in net loss is primarily attributable to the improvement in operations arising from the sale of Celina Plaza in the third quarter of 1997. Celina Plaza incurred a net loss of approximately $67,000 for the three month period ended March 31, 1997. At the Partnership's remaining property, the Partnership realized net losses of approximately $26,000 and $58,000 for the three month periods ended March 31, 1998 and 1997, respectively. The decrease in net loss is also attributable to a decrease in operating expenses at Colony of Springdale. The decrease in operating expenses is the result of a decrease in property and administrative expenses at Colony of Springdale. Property expenses decreased due to a decline in utility costs due to water-saving devices being installed during 1997 which have lowered water and sewer expenses. Administrative costs declined due to fewer evictions and credit collection proceedings being required in 1998 due to stricter tenant qualification procedures instituted in 1997.

Included in operating expenses for the three months ended March 31, 1998, is approximately $9,000 of major repairs and maintenance comprised primarily of major landscaping work performed at Colony of Springdale. For the three months ended March 31, 1997, approximately $5,000 of repairs and maintenance comprised primarily of repairs to one unit at Celina Plaza due to minor fire damage, which was not covered by insurance.

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

At March 31, 1998, the Partnership had cash and cash equivalents of approximately $1,910,000 as compared to approximately $1,491,000 at March 31, 1997. The net decrease in cash and cash equivalents for the three month period ended March 31, 1998, was approximately $39,000 as opposed to an increase of approximately $13,000 for the comparable period in 1997. Net cash provided by operating activities increased due to the decrease in net loss, as noted above, and a decrease in receivables and deposits. The decrease in receivables and deposits are the result of the return of funds held in escrows for taxes on Celina Plaza. Net cash provided by investing activities increased due to sale of the Partnership's investment in Treasury bills. Net cash used in financing activities increased due to the distribution of $500,000 from the proceeds of the sale of Celina Plaza during the first quarter of 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,391,000 has a maturity date of May 2001, at which time the property will either be sold or the mortgage refinanced. In the first quarter of 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of $500,000 ($2.76 per limited partnership unit). The distribution was from surplus funds from the sale of Celina Plaza. There were no distributions made during three months ended March 31, 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, a property sale and the availability of cash reserves.

Year 2000

The Partnership is dependent upon the General Partner and Insignia for management and administrative services. Insignia has completed an assessment and will have to modify or replace portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The General Partner believes that with modifications to existing software and conversions to new software, the Year 2000 Issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Partnership.

Other

Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Partnership to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Partnership expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Partnership's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.




                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and Apartment Investment and Management Company. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner was only recently served with the complaint which it believes to be without merit, and intends to vigorously defend the action.

In May 1998, the Partnership and its General Partner were named as respondents in a Petition in Los Angeles Superior Court. The Petition, brought by a limited partner of the Partnership, seeks performance by the General Partner of certain alleged contractual obligations under the Partnership Agreement and compliance with certain alleged statutory requirements. Service on the Partnership was only recently accomplished, and the General Partner has not yet replied to the Petition.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature. The General Partner believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition or operations of the Partnership.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:  Exhibit 27, Financial Data Schedule is filed as an exhibit to this report.

(b)Reports on Form 8-K:  None filed during the quarter ended March 31, 1998.




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


                             Date:  May 12, 1998