Form 10QSB
period 1998-06-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1998-08-05
CIK 755908

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


                  For the quarterly period ended June 30, 1998


[ ] TRANSITION REPORT PURSUANT TO 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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


ITEM 1.  FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1998



Assets
  Cash and cash equivalents                                           $ 1,871
  Receivables and deposits                                                131
  Restricted escrows                                                       97
  Other assets                                                             81
  Investment property:
    Land                                                $   916
    Buildings and related personal property               9,073
                                                          9,989
    Less accumulated depreciation                        (3,815)        6,174

                                                                      $ 8,354

Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable                                                    $    32
  Tenant security deposit liabilities                                      64
  Accrued property taxes                                                   59
  Other liabilities                                                        70
  Mortgage note payable                                                 4,375

Partners' Capital (Deficit):
  General partner's                                     $     1
  Special limited partners'                                 (48)
  Limited partners' (181,300 units issued
     and outstanding)                                     3,801         3,754

                                                                      $ 8,354

          See Accompanying Notes to Consolidated Financial Statements

b)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                     Three Months              Six Months
                                     Ended June 30,           Ended June 30,
                                    1998        1997        1998        1997
Revenues:
  Rental income                   $  405        $  700   $   778      $ 1,407
  Other income                        49            75       109          142
     Total revenues                  454           775       887        1,549
Expenses:
  Operating                          217           291       424          661
  General and administrative          35            42        68           80
  Depreciation                        87           183       174          365
  Interest                           110           251       220          486
  Property taxes                      26            73        56          146
     Total expenses                  475           840       942        1,738
Net loss                          $  (21)       $  (65)  $   (55)     $  (189)

Net loss allocated to
  general partner (.2%)           $   --        $   --   $    --      $    --
Net loss allocated to limited
  partners (99.8%)                   (21)          (65)      (55)        (189)
                                  $  (21)       $  (65)  $   (55)     $  (189)
Net loss per limited
  partnership unit                $ (.12)       $ (.36)  $  (.30)     $ (1.04)

Distributions per limited
  partnership unit                $   --        $   --   $  2.76      $    --

          See Accompanying Notes to Consolidated Financial Statements

c)
                       CONSOLIDATED CAPITAL PROPERTIES VI

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited             Special
                               Partnership General   Limited   Limited
                                  Units    Partner  Partners  Partners   Total

Original capital contributions   181,808     $  1   $   --    $45,452   $45,453

Partners' capital (deficit)
 at December 31, 1997            181,300     $  1   $  (52)   $ 4,360   $ 4,309

Amortization of timing
  difference                          --       --        4         (4)       --

Distributions paid to partners        --       --       --       (500)     (500)

Net loss for the six months
 ended June 30, 1998                  --       --       --        (55)      (55)

Partners' capital (deficit)
 at June 30, 1998                181,300     $  1   $   (48)  $ 3,801   $ 3,754

          See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)

                                                               Six Months Ended
                                                                    June 30,
                                                                1998       1997
Cash flows from operating activities:
  Net loss                                                     $  (55)    $ (189)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                                  174        365
    Amortization of loan costs and discounts                       12        114
    Change in accounts:
      Receivables and deposits                                    218         (2)
      Other assets                                                 12        (27)
      Accounts payable                                            (28)      (146)
      Tenant security deposit liabilities                           9        (10)
      Accrued property taxes                                      (59)        34
      Other liabilities                                            (1)        16

        Net cash provided by operating activities                 282        155

Cash flows from investing activities:
  Property improvements and replacements                         (123)       (50)
  Proceeds from sale of investments                               302         --
  Dividends received from investments                              --          3
  Net deposits to restricted escrows                               (7)       (46)

        Net cash provided by (used in) investing activities       172        (93)

Cash flows from financing activities:
  Payments on mortgage notes payable                              (32)      (112)
  Distributions paid to limited partners                         (500)        --

        Net cash used in financing activities                    (532)      (112)

Net decrease in cash and cash equivalents                         (78)       (50)

Cash and cash equivalents at beginning of period                1,949      1,478

Cash and cash equivalents at end of period                     $1,871     $1,428

Supplemental disclosure of cash flow information:
  Cash paid for interest                                       $  209     $  359

          See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The following expenses were paid or accrued to affiliates of the General Partner for the six months ended June 30, 1998 and 1997 (in thousands):

                                                           1998          1997
Property management fees
   (included in operating expenses)                        $ 42          $ 79
Reimbursements for services of affiliates
   (included in general and administrative
   expenses)                                                 33            51

In addition, the Partnership paid approximately $1,000 during each of the six month periods ended June 30, 1998 and 1997, to an affiliate of the General Partner for construction oversight reimbursements related to capital improvements and major repair projects.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administrative management services. No such fees were paid or accrued in 1998 or 1997.

For the period from January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner but with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, which received payments on these obligations from the agent. The amount of the Partnership's insurance premiums that accrued to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

On March 17, 1998, Insignia entered into an agreement to merge its national residential property management operations, and its controlling interest in IPT, with Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The closing, which is anticipated to happen in September or October of 1998, is subject to customary conditions, including government approvals and the approval of Insignia's shareholders. If the closing occurs, AIMCO will then control the General Partner of the Partnership.

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totaling approximately $2,095,000 exceed the reserve requirement of approximately $2,070,000 at June 30, 1998.

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

CEI became the sole general partner of the Partnership effective December 31, 1991. In connection with CCG's conversion, a special allocation of gross income was made to the Special Limited Partners in order to eliminate its tax basis negative capital account.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the six month periods ended June 30, 1998 and 1997, was 92% and 89%, respectively.

The Partnership realized net losses of approximately $55,000 and $189,000 for the six month periods ended June 30, 1998 and 1997, respectively. The Partnership realized net losses of approximately $21,000 and $65,000 for the three months ended June 30, 1998 and 1997, respectively. The decrease in net loss is primarily attributable to the improvement in operations arising from the sale of Celina Plaza in the third quarter of 1997. Celina Plaza incurred net losses of approximately $65,000 and $131,000 for the three and six month periods ended June 30, 1997. Contributing to the decrease in net loss was a decrease in administrative costs due to a decrease in reimbursements to the General Partner in 1998 due to the sale of Celina Plaza in the third quarter of 1997. The Partnership realized an increase in the net loss of its remaining property from approximately $8,000 for the six month period ended June 30, 1997, to $32,000 for the six month period ended June 30, 1998. This increase is primarily due to the increase in utility costs at the property and increased maintenance expenses, including exterior building repairs, landscaping and interior painting. Partially offsetting these increases in expense is an increase in rental income. The increase in rental income resulted from an increase in occupancy, as noted above. Additionally, due to stricter tenant qualification procedures, instituted in 1997, bad debt expense also declined.

Included in operating expenses for the Partnership's remaining property for the six months ended June 30, 1998, is approximately $34,000 of major repairs and maintenance comprised primarily of major landscaping and exterior building improvements. The amount of major repairs and maintenance included in operating expenses for the Partnership's remaining property for the six months ended June 30, 1997, is not significant.

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

At June 30, 1998, the Partnership had cash and cash equivalents of approximately $1,871,000 as compared to approximately $1,428,000 at June 30, 1997. The net decrease in cash and cash equivalents for the six month periods ended June 30, 1998 and 1997, were approximately $78,000 and $50,000, respectively. Net cash provided by operating activities increased due to an increase in cash provided by receivables and deposits as a result of the return of funds held in escrow for taxes on Celina Plaza. Net cash provided by investing activities increased due to the sale of the Partnership's investment in Treasury bills. The increase in cash provided by investing activities was partially offset by an increase in property improvements and replacement expenditures at Colony of Springdale. Net cash used in financing activities increased due to the distribution of $500,000 from the proceeds of the sale of Celina Plaza during the first quarter of 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of approximately $4,375,000 has a maturity date of May 2001, at which time the property will either be sold or the mortgage refinanced. In the first quarter of 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of $500,000 ($2.76 per limited partnership unit). The distribution was from surplus funds from the sale of Celina Plaza. There were no distributions made during the six months ended June 30, 1997. Future cash distributions will depend on the levels of net cash generated from operations, capital expenditure requirements, a property sale or refinancing and the availability of cash reserves.

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




                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and its affiliates of interests in certain general partner entities, past tender offers by Insignia affiliates to acquire limited partnership units, the management of partnerships by Insignia affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. The General Partner believes the action to be without merit, and intends to vigorously defend it. On June 24, 1998, the General Partner filed a motion seeking dismissal of the action.

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

(b) Reports on Form 8-K:  None filed during the quarter ended June 30, 1998.


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



                             CONSOLIDATED CAPITAL PROPERTIES VI

                             By:    CONCAP EQUITIES, INC.
                                    General Partner


                             By:    /s/William H. Jarrard, Jr.
                                    William H. Jarrard, Jr.
                                    President


                             By:    /s/Ronald Uretta
                                    Ronald Uretta
                                    Vice President and Treasurer


                             Date: August 5, 1998