Form 10QSB
period 1998-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1998-11-12
CIK 755908

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


               For the quarterly period ended September 30, 1998


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from_________to_________

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

                        55 Beattie Place, P.O. Box 1089
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

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


ITEM 1.   FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                               September 30, 1998


Assets
 Cash and cash equivalents                              $ 1,938
 Receivables and deposits                                   140
 Restricted escrows                                          45
 Other assets                                                87
 Investment property:
   Land                                       $   916
   Buildings and related personal property      9,083
                                                9,999
   Less accumulated depreciation               (3,895)    6,104

                                                        $ 8,314

Liabilities and Partners' Capital (Deficit)

Liabilities:
 Accounts payable                                       $    24
 Tenant security deposit liabilities                         65
 Accrued property taxes                                      92
 Other liabilities                                           76
 Mortgage note payable                                    4,358

Partners' Capital (Deficit):
 General partner's                            $     1
 Special limited partners'                        (46)
 Limited partners' (181,300 units issued
   and outstanding)                             3,744      3,699


                                                         $ 8,314
          See Accompanying Notes to Consolidated Financial Statements


b)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                   1998      1997      1998      1997
Revenues:
  Rental income                  $  407    $  683    $1,185    $2,090
  Other income                       47        46       156       188
     Total revenues                 454       729     1,341     2,278
Expenses:
  Operating                         243       422       667     1,083
  General and administrative         33        42       101       122
  Depreciation                       92       187       266       552
  Interest                          108       137       328       623
  Property taxes                     33        74        89       220
     Total expenses                 509       862     1,451     2,600
Net loss                         $  (55)   $ (133)   $ (110)   $ (322)

Net loss allocated to
  general partner (.2%)          $   --    $   --    $   --    $   (1)
Net loss allocated to limited
  partners (99.8%)                  (55)     (133)     (110)     (321)
                                 $  (55)   $ (133)   $ (110)   $ (322)
Net loss per limited
  partnership unit               $ (.30)   $ (.73)   $ (.61)   $(1.77)

Distribution per limited
  partnership unit               $   --    $   --    $ 2.76    $   --

          See Accompanying Notes to Consolidated Financial Statements


c)
                       CONSOLIDATED CAPITAL PROPERTIES VI

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                   Limited               Special
                                 Partnership   General   Limited   Limited
                                    Units      Partner   Partners  Partners  Total
Original capital contributions    181,808     $     1   $    --   $45,452  $45,453

Partners' capital (deficit)
 at December 31, 1997             181,300     $     1   $   (52)  $ 4,360  $ 4,309

Amortization of timing
 difference                            --          --         6        (6)      --

Distribution paid to partners          --          --        --      (500)    (500)

Net loss for the nine months
 ended September 30, 1998              --          --        --      (110)    (110)

Partners' capital (deficit)
 at September 30, 1998            181,300     $     1   $   (46)  $ 3,744  $ 3,699

          See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Nine Months Ended
                                                             September 30,
                                                            1998      1997
Cash flows from operating activities:
  Net loss                                                $ (110)   $ (322)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Depreciation                                             266       552
    Amortization of loan costs and discounts                  19       120
    Loss on disposal of property                              20        --
    Changes in accounts:
      Receivables and deposits                               209       (69)
      Other assets                                            (1)      (18)
      Accounts payable                                       (36)      (93)
      Tenant security deposit liabilities                     10       (10)
      Accrued property taxes                                 (26)      108
      Other liabilities                                        5       (19)

        Net cash provided by operating activities            356       249

Cash flows from investing activities:
  Property improvements and replacements                    (165)     (112)
  Proceeds from sale of investments                          302        --
  Dividends received from investments                         --         3
  Net withdrawals from (deposits to) restricted escrows       45       (68)

        Net cash provided by (used in)
           investing activities                              182      (177)

Cash flows from financing activities:
  Payments on mortgage notes payable                         (49)     (340)
  Distribution paid to limited partners                     (500)       --

        Net cash used in financing activities               (549)     (340)

Net decrease in cash and cash equivalents                    (11)     (268)

Cash and cash equivalents at beginning of period           1,949     1,478

Cash and cash equivalents at end of period                $1,938    $1,210

Supplemental disclosure of cash flow information:
  Cash paid for interest                                  $  306    $  531

          See Accompanying Notes to Consolidated Financial Statements


e)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1997.

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

The following expenses were paid or accrued to the General Partner and its affiliates for the nine months ended September 30, 1998 and 1997:

                                                         1998      1997
                                                         (in thousands)
Property management fees
   (included in operating expenses)                      $ 63      $118
Reimbursements for services of affiliates, including
   approximately $1,000 in construction services
   reimbursements in both 1998 and 1997
   (included in investment property and operating
   and general and administrative expenses )              48        78

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

NOTE C - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital, as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Cash and cash equivalents, tenant security deposits and investments, totaling approximately $2,121,000 exceed the reserve requirement of approximately $2,070,000 at September 30, 1998.

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

NOTE E - DISTRIBUTIONS

In the first quarter of 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of $500,000 ($2.76 per limited partnership unit). The distribution was from surplus funds from the sale of Celina Plaza in October 1997. No distributions were paid in 1997.

NOTE F - TRANSFER OF CONTROL; SUBSEQUENT EVENT

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT Merger. As a result of AIMCO's ownership and its agreement, the vote of
no other holder of IPT is required to approve the merger.   The General
Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the nine month periods ended September 30, 1998 and 1997, was 93% and 89%, respectively. The Partnership attributes the improvement in occupancy to the improved curbside appeal of the property.

The Partnership realized net losses of approximately $110,000 and $322,000 for the nine month periods ended September 30, 1998 and 1997, respectively. The Partnership realized net losses of approximately $55,000 and $133,000 for the three months ended September 30, 1998 and 1997, respectively. The decrease in net loss is primarily attributable to the improvement in operations arising since the sale of Celina Plaza in the third quarter of 1997. Celina Plaza incurred net losses of approximately $25,000 and $156,000 for the three and nine month periods ended September 30, 1997, respectively. Contributing to the decrease in net loss was a decrease in general and administrative costs. The decline in general and administrative costs is due to a decrease in reimbursements to the General Partner in 1998 due to the sale of Celina Plaza in the third quarter of 1997. The Partnership realized a net loss from its remaining property of approximately $72,000 for the nine month period ended September 30, 1998, and $85,000 for the nine month period ended September 30, 1997. This decrease in net loss at the remaining property is primarily due to the increase in rental income. The increase in rental income resulted from an increase in occupancy, as noted above. Additionally, due to stricter tenant qualification procedures at its remaining investment property, instituted in 1997, bad debt expense also declined. Partially offsetting these increases was an increase in maintenance expense resulting from major landscaping and exterior building improvements.

Included in operating expenses for the Partnership's remaining property for the nine months ended September 30, 1998, is approximately $39,000 of major repairs and maintenance comprised primarily of major landscaping and exterior building improvements. The amount of major repairs and maintenance included in operating expenses for the Partnership's remaining property for the nine months ended September 30, 1997, was not significant.

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

At September 30, 1998, the Partnership had cash and cash equivalents of approximately $1,938,000 as compared to approximately $1,210,000 at September 30, 1997. The net decrease in cash and cash equivalents for the nine month periods ended September 30, 1998 and 1997, were approximately $11,000 and $268,000, respectively. Net cash provided by operating activities increased primarily due to an increase in cash provided by receivables and deposits as a result of the return of funds held in escrow for taxes on Celina Plaza. The change is partially offset by a decrease in accrued property taxes as the result of the sale of Celina Plaza in October 1997. Net cash provided by investing activities increased due to the sale of the Partnership's investment in Treasury bills. Additionally contributing to the increase in cash provided by investing activities was an increase in cash withdrawals from restricted escrows. The increase in cash provided by investing activities was partially offset by an increase in property improvements and replacement expenditures at Colony of Springdale. Net cash used in financing activities increased due to the distribution of $500,000 from the proceeds of the sale of Celina Plaza during the first quarter of 1998.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state and local legal and regulatory requirements. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The General Partner is currently assessing the need for capital improvements at the Partnership's remaining property. To the extent that additional capital improvements are required, the Partnership's distributable cash flow, if any, may be adversely affected, at least in the short term. The mortgage indebtedness of approximately $4,358,000 has a maturity date of May 2001. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing its property through foreclosure. In the first quarter of 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of $500,000 ($2.76 per limited partnership unit). The distribution was from surplus funds from the sale of Celina Plaza. There were no distributions made during the nine months ended September 30, 1997. Future cash distributions will depend on the levels on net cash generated from operations, refinancings, property sales and the availability of cash reserves. The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations to permit distributions to its partners in 1998 or subsequent periods.
Transfer of Control; Subsequent Event

On October 1, 1998, Insignia Financial Group, Inc. completed its merger with and into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result of the Insignia Merger, AIMCO acquired control of the General Partner. In addition, AIMCO also acquired approximately 51% of the outstanding common shares of beneficial interest of Insignia Properties Trust ("IPT"), the sole shareholder of the General Partner. Also, effective October 1, 1998, IPT and AIMCO entered into an Agreement and plan of Merger pursuant to which IPT is to be merged with and into AIMCO or a subsidiary of AIMCO (the "IPT Merger"). The IPT Merger requires the approval of the holders of a majority of the outstanding IPT Shares. AIMCO has agreed to vote all of the IPT Shares owned by it in favor of the IPT Merger and has granted an irrevocable limited proxy to unaffiliated representatives of IPT to vote the IPT Shares acquired by AIMCO and its subsidiaries in favor of the IPT
Merger. As a result of AIMCO's ownership and its agreement, the vote of no other holder of IPT is required to approve the merger. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

Year 2000

GENERAL DESCRIPTION OF THE YEAR 2000 ISSUE AND THE NATURE AND EFFECTS OF THE YEAR 2000 ON INFORMATION TECHNOLOGY (IT) AND NON-IT SYSTEMS

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

The Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 Issue can be mitigated. However, if such modifications and replacements are not made, or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Managing Agent and the Partnership.

STATUS OF PROGRESS IN BECOMING YEAR 2000 COMPLIANT

The Managing Agent's plan to resolve the Year 2000 Issue involves the following four phases: assessment, remediation, testing and implementation. To date, the Managing Agent has fully completed its assessment of all information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phase on both hardware and software systems. Assessments are continuing in regards to embedded systems in operating equipment. The Managing Agent anticipates having all phases complete by June 1, 1999.

In addition to the areas the Partnership is relying on the Managing Agent to verify compliance with, the Partnership has certain operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. The focus of the General Partner was to the security systems, elevators, heating-ventilation-air-conditioning systems, telephone systems and switches, and sprinkler systems. The General Partner is currently engaged in the identification of all non-compliant operational systems, and is in the process of estimating the costs associated with any potential modifications or replacements needed to such systems in order for them to be Year 2000 compliant. It is not expected that such costs would have a material adverse affect upon the operations of the Partnership.

RISK ASSOCIATED WITH THE YEAR 2000

The General Partner believes that the Managing Agent has an effective program in place to resolve the Year 2000 issue in a timely manner and has appropriate contingency plans in place for critical applications that could affect the
Partnership's operations.   To date, the General Partner  is not aware of any
external agent with a Year 2000 issue that would materially impact the Partnership's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

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


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuances, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which are scheduled to be heard on January 8, 1999. The General Partner believes the action to be without merit, and intends to vigorously defend it.

In May 1998, the Partnership and its General Partner were named as respondents in a Petition in Los Angeles Superior Court. The petition, brought by a limited partner of the Partnership, seeks performance by the General Partner of certain alleged contractual obligations under the Partnership Agreement and compliance with certain alleged statutory requirements. In July 1998, a settlement was reached and the petition dismissed.

On July 30, 1998, certain entities claiming to own limited partnership interests in certain limited partnerships whose general partners were, at the time, affiliates of Insignia filed a complaint entitled Everest Properties, LLC, et. al. v. Insignia Financial Group, Inc., et. al. in the Superior Court of the State of California, County of Los Angeles. The action involves 44 real estate limited partnerships (including the Partnership) in which the plaintiffs allegedly own interests and which Insignia Affiliates allegedly manage or control (the "Subject Partnerships"). The complaint names as defendants Insignia, several Insignia Affiliates alleged to be managing partners of the subject Partnerships, the Partnership and the General Partner. Plaintiffs allege that they have requested from, but have been denied by each of the Subject Partnerships, lists of their respective limited partners for the purpose of making tender offers to purchase up to 4.9% of the limited partner units of each of the Subject Partnerships. The complaint also alleges that certain of the defendants made tender offers to purchase limited partner units in many of the Subject Partnerships, with the alleged result that plaintiffs have been deprived of the benefits they would have realized from ownership of the additional units. The plaintiffs assert eleven causes of action, including breach of contract, unfair business practices, and violations of the partnership statutes of the states in which the Subject Partnerships are organized. Plaintiffs seek compensatory, punitive and treble damages. The General Partner filed an answer to the complaint on September 15, 1998. The General Partner believes the claims to be without merit and intends to defend the action vigorously.

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

       (b) Reports on Form 8-K:

           None filed during the quarter ended September 30, 1998.


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


                               CONSOLIDATED CAPITAL PROPERTIES VI

                               By:          CONCAP EQUITIES, INC.
                                            General Partner


                               By:          /s/Patrick Foye
                                            Patrick Foye
                                            Executive Vice President

                               By:          /s/Timothy R. Garrick
                                            Timothy R. Garrick
                                            Vice President - Accounting
                                            (Duly Authorized Officer)


                               Date:        November 12, 1998