Form 10KSB
period 1998-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1999-03-29
CIK 755908

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                              SECTION 13 OR 15(D)

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period from      to

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $1,794,000.

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of December 31, 1998. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE



                                      None





                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Consolidated Capital Properties VI (the "Partnership" or "Registrant") was organized on May 23, 1984, as a limited partnership under the California Uniform Limited Partnership Act. The general partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.

On December 7, 1984, the Partnership offered pursuant to a Registration statement filed with the Securities and Exchange Commission $50,000,000 of Limited Partnership Interest (the "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 6, 1985, with 181,808 Units sold at $250 each, or gross proceeds of approximately $45,500,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Registrant is engaged in the business of operating and holding real properties for investment. By the end of fiscal 1987, the Partnership had acquired seven properties and a 75% interest in a joint venture with an affiliated partnership which acquired one property. The Registrant continues to own and operate one of these properties, (see "Item 2. Description of Properties").

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's properties and the rents that may be charged for such apartments. While the General Partner and its affiliates are a significant factor in the United States in the apartment industry, competition for the apartments is local. In addition, various limited partnerships have been formed by the General Partner and/or affiliates to engage in business which may be competitive with the Registrant.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner.

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

Both the income and expenses of operating the remaining properties owned by the Partnership are subject to factors outside of the Partnership's control, such as an oversupply of similar properties resulting from overbuilding, increases in unemployment or population shifts, reduced availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by the Partnership.

The Partnership monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

ITEM 2.   DESCRIPTION OF PROPERTY

The following table sets forth the Partnership's investment in property:

                                 Date of
Property                        Purchase  Type of Ownership          Use

Colony of Springdale Apartments 02/20/87  Fee ownership subject    Apartment -
 Springdale, Ohio                         to first mortgage. (1)   261 units

(1) Property is held by a limited partnership in which the Registrant owns a 100% interest.

Schedule of Property:

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                       Gross

                      Carrying   Accumulated                         Federal

Property               Value    Depreciation     Rate     Method    Tax Basis

                          (in thousands)                          (in thousands)

Colony of Springdale  $10,061      $ 3,989    5-30 years    S/L    $ 5,465


See "Note A" included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness:

                       Principal                                   Principal

                       Balance At    Stated                         Balance

                      December 31,  Interest  Period   Maturity      Due At

Property                  1998        Rate   Amortized   Date       Maturity

                     (in thousands)                              (in thousands)


Colony of Springdale

 1st mortgage           $  4,341     9.50%   25 years   05/01       $ 4,152


(1) See "Item 7. Financial Statements _ Note H" for information with respect to the Registrant's ability to prepay these loans and other specific details about the loans.

Rental Rates and Occupancy:

Average annual rental rate and occupancy for 1998 and 1997 for the property:


                            Average Annual              Average

                             Rental Rates              Occupancy

Property                    1998        1997          1998      1997

                              (per unit)


Colony of Springdale      $6,790        $6,517        93%        88%


The increase in occupancy at the Colony of Springdale is due to the improved curb appeal of the property.

As noted under "Item 1. Description of Business," the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets or this type and age.

Real Estate Taxes and Rates:

Real estate taxes and the tax rate in 1998 for the property was:


                                          1998          1998

                                         Taxes          Rate

                                     (in thousands)


  Colony of Springdale                  $  114          4.48%


Capital Improvements:

During the year ended December 31, 1998, the Partnership completed approximately $227,000 of capital improvements at the property. These improvements consisted of parking lot repairs, roof repairs, new air conditioning units, and carpeting. These improvements were funded from operating cash flow and Partnership reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the Managing General Partner on interior improvements, it is estimated that the property requires approximately $344,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, appliances, landscaping and outdoor lighting, asphalt repairs, roof replacement, and carpeting. These improvements are expected to cost approximately $359,000.

The capital improvements planned for 1999 at the Partnership's properties will be made only to the extent of cash available from operations and partnership reserves.


ITEM 3.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

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

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the quarter ended December 31, 1998, no matters were submitted to a vote of the Unitholders through the solicitation of proxies or otherwise.





                                    PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SECURITY HOLDER MATTERS

The Partnership, a publicly-held limited partnership, offered and sold 181,808 limited partnership units aggregating $45,500,000. The Partnership currently has 3,679 holders of record owning an aggregate of 181,300 Units. Affiliates of the General Partner owned 42,028 units or 23.181% at December 31, 1998. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

During the year ended December 31, 1998 a distribution of $500,000 ($2.76 per limited partnership unit) was paid from surplus funds from the sale of Celina Plaza in October 1997. No distributions were paid during 1997. Future cash distributions will depend on the levels of net cash generated from operations, refinancings, property sales and the availability of cash reserves as discussed in "Note D _ Commitment" in "Item 7. Financial Statements". The Partnership's distribution policy will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 1999 or subsequent periods. In addition, the Partnership is restricted from making distributions if the working capital reserve requirement is not met by the property.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-KSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-KSB and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

This item should be read in conjunction with the financial statements and other items contained elsewhere in this report.

RESULTS OF OPERATIONS

The Partnership realized a net loss of approximately $101,000 for the year ended December 31, 1998, compared to net income of approximately $3,359,000 for the year ended December 31, 1997. The increase in net loss for the year ended December 31, 1998, is primarily attributable to the gain of approximately $3,660,000 realized on the sale of Celina Plaza, in 1997, as discussed below. Celina Plaza incurred net operating losses of approximately $13,000 and $82,000 for the years ended December 31, 1998 and 1997, respectively. Partially offsetting the increase in net loss was a decrease in general and administrative expenses. The decline in general and administrative expenses is due to a decrease in reimbursements to the General Partner in 1998 due to the sale of Celina Plaza. Included in general and administrative expenses at both December 31, 1998 and 1997 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

The Partnership realized a net loss from its remaining property of approximately $88,000 and $220,000 for the years ended December 31, 1998 and 1997, respectively. This decrease in net loss at the remaining property is primarily due to the increase in rental income. The increase in rental income resulted from an increase in occupancy, and average annual rental rates. Additionally, stricter tenant qualification procedures were instituted in 1997 which reduced bad debt expense. Also contributing to the decrease in net loss is an increase in other income primarily due to an increase in interest income earned on higher average cash balances during 1998. Partially offsetting these increases was an increase in maintenance expenses resulting from major landscaping and exterior building improvements performed during 1998.

On October 20, 1997, the Partnership sold Celina Plaza Apartments, located in El Paso, Texas, to an unaffiliated party. The sales price of the property was $6,600,000 and the sale resulted in net proceeds of approximately $6,456,000, after payment of closing costs. The net proceeds were used to pay accrued taxes and to pay-off the mortgage debt secured by this property. Excess proceeds after such payments amounted to approximately $779,000 to the Partnership. The Partnership recognized a gain on the sale of approximately $3,660,000 during the year ended December 31, 1997.

As part of the ongoing business plan of the Registrant, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Registrant from increases in expenses. As part of this plan, the General Partner attempts to protect the Registrant from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the General Partner will be able to sustain such a plan.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Registrant had cash and cash equivalents of approximately $1,862,000 as compared to approximately $1,949,000 at December 31, 1997. The decrease in cash and cash equivalents is due to approximately $566,000 of cash used in financing activities which was partially offset by approximately $382,000 of cash provided by operating activities and approximately $97,000 of cash provided by investing activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Registrant's property and distributions paid to limited partners. Cash provided by investing activities consisted of proceeds from the sale of the registrant's investment in Treasury bills which was partially offset by property improvements and replacements. The Registrant invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Registrant has budgeted, but is not limited to approximately $359,000 in capital improvements for the Registrant's property in 1999. Budgeted capital improvements at Colony of Springdale include outdoor lighting, appliances, landscaping, asphalt repair, carpeting and roof replacement. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely effected at least in the short term.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments and reserves for capital improvements and contingencies totaling approximately $2,106,000 are more than the reserve requirement of approximately $2,070,000 at December 31, 1998.

The Registrant's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Registrant. The mortgage indebtedness of approximately $4,341,000 is amortized over 300 months with a balloon payment of approximately $4,152,000 due on May 31, 2001. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Registrant will risk losing such property through foreclosure.

A cash distribution from surplus cash of approximately $500,000 from proceeds of the sale of Celina Plaza in 1997 was made during the year ended December 31, 1998. No distributions were made in 1997. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Year 2000 Compliance

General Description of the Year 2000 Issue and the Nature and Effects of the Year 2000 on Information Technology (IT) and Non-IT Systems

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

The Managing Agent's plan to resolve Year 2000 issues involves four Phases: assessment, remediation, testing, and implementation. To date, the Managing Agent has fully completed its assessment of all the information systems that could be significantly affected by the Year 2000, and has begun the remediation, testing and implementation phases on both hardware and software systems. Assessments are continuing in regards to embedded systems. The status of each is detailed below.

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers and routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of December 31, 1998, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by March 31, 1999.

Computer software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by March 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by March 31, 1999.

Operating Equipment:

The Managing Agent has operating equipment, primarily at the property sites, which needed to be evaluated for Year 2000 compliance. In September 1997, the Managing Agent began taking a census and inventory of embedded systems (including those devices that use time to control systems and machines at specific properties, for example elevators, heating, ventilating, and air conditioning systems, security and alarm systems, etc.).

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by March 31, 1999.

Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of December 31, 1998 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of December 31, 1998 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by April 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within our enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before May 1999. The Managing Agent has updated data transmission standards with two of the three financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by June 1, 1999.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.8 million ($0.6 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

Risks Associated with the Year 2000

The Managing Agent believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Managing Agent has not yet completed all necessary phases of the Year 2000 program. In the event that the Managing Agent does not complete any additional phases, certain worst case scenarios could occur. The worst case scenarios could include elevators, security and heating, ventilating and air conditioning systems that read incorrect dates and operate with incorrect schedules (e.g., elevators will operate on Monday as if it were Sunday). Although such a change would be annoying to residents, it is not business critical.

In addition, disruptions in the economy generally resulting from Year 2000 issues could also adversely affect the Partnership. The Partnership could be subject to litigation for, among other things, computer system failures, equipment shutdowns or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

Contingency Plans Associated with the Year 2000

The Managing Agent has contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds and selecting new relationships for such activities as banking relationships and elevator operating systems.




ITEM 7.   FINANCIAL STATEMENTS


CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1998

Consolidated Statements of Operations - Years ended December 31, 1998 and 1997

Consolidated Statements of Changes in Partners' Capital (Deficit) - Years ended
    December 31, 1998 and 1997

Consolidated Statements of Cash Flows - Years ended December 31, 1998 and 1997

    Notes to Consolidated Financial Statements




               Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties VI


We have audited the accompanying consolidated balance sheet of Consolidated Capital Properties VI as of December 31, 1998, and the related consolidated statements of operations, changes in partners' capital (deficit) and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          /s/ ERNST & YOUNG LLP


Greenville, South Carolina
March 3, 1999





                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET

                               December 31, 1998
                        (in thousands, except unit data)


Assets

  Cash and cash equivalents                                     $ 1,862

  Receivables and deposits                                          258

  Restricted escrows                                                 68

  Other assets                                                       64

  Investment property (Note H & I):

    Land                                           $   916

    Buildings and personal property                  9,145

                                                    10,061

    Less accumulated depreciation                   (3,989)       6,072

                                                                $ 8,324


Liabilities and Partners' Capital (Deficit)


Liabilities

  Accounts payable                                              $    11

  Tenant security deposit liabilities                                68

  Accrued property taxes                                            118

  Other liabilities                                                  78

  Mortgage note payable (Note H)                                  4,341


Partners' Capital (Deficit)

  General partner                                  $     1

  Special limited partners                             (43)

     Limited partners (181,300 units issued

     and 181,330 outstanding)                        3,750        3,708

                                                                $ 8,324


          See Accompanying Notes to Consolidated Financial Statements





                       CONSOLIDATED CAPITAL PROPERTIES VI
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)



                                                     Years Ended December 31,

                                                        1998         1997
Revenues:

  Rental income                                       $1,600       $2,525

  Other income                                           194          235

  Gain on sale of property                                --        3,660

     Total revenues                                    1,794        6,420


Expenses:

  Operating                                              851        1,324

  General and administrative                             129          168

  Depreciation                                           360          660

  Interest                                               440          680

  Property taxes                                         115          229

     Total expenses                                    1,895        3,061


Net (loss) income                                     $ (101)      $3,359


Net income allocated to general partner (0.2%)        $   --       $    7

Net (loss) income allocated to limited

  partners (99.8%)                                      (101)       3,352


                                                      $ (101)      $3,359


Net (loss) income per limited partnership unit        $ (.56)      $18.49


Distribution per limited partnership unit             $ 2.76       $   --


          See Accompanying Notes to Consolidated Financial Statements





                       CONSOLIDATED CAPITAL PROPERTIES VI
       CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)

                        (in thousands, except unit data)



                                 Limited              Special

                               Partnership  General   Limited   Limited

                                  Units     Partner   Partners  Partners  Total


Original capital contributions   181,808     $     1   $    --  $45,452 $45,453


Partners' capital (deficit)

 at December 31, 1996            181,300    $    (6)   $   (61) $ 1,017  $   950


Amortization of timing

 difference (Note E)                  --          --         9       (9)     --


Net income for the year ended

  December 31, 1997                   --           7        --    3,352   3,359


Partners' capital (deficit)

 at December 31, 1996            181,300           1       (52)   4,360   4,309


Amortization of timing

 difference (Note E)                  --          --         9       (9)     --


Distributions paid to partners        --          --        --     (500)   (500)


Net loss for the year ended

 December 31, 1998                    --          --        --     (101)   (101)


Partners' capital (deficit)

 at December 31, 1998            181,300    $      1  $    (43) $ 3,750  $3,708


          See Accompanying Notes to Consolidated Financial Statements





                       CONSOLIDATED CAPITAL PROPERTIES VI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                       Years Ended December 31,

                                                          1998        1997

Cash flows from operating activities:

  Net (loss) income                                     $   (101)   $  3,359

  Adjustments to reconcile net (loss) income to net

    cash provided by operating activities:

    Depreciation                                             360         660

    Amortization of loan costs and discounts                  25         126

    Gain on sale of property                                  --      (3,660)

    Loss on disposition of property                           20          --

    Change in accounts:

      Receivables and deposits                                91        (114)

      Other assets                                            16          (9)

      Accounts payable                                       (49)       (143)

      Tenant security deposit liabilities                     13         (33)

      Accrued taxes                                           --           5

      Other liabilities                                        7        (157)


         Net cash provided by operating activities           382          34


Cash flows from investing activities:

  Property improvements and replacements                    (227)       (167)

  Proceeds from sale of property                              --       6,456

  Proceeds from sale of investments                          302          --

  Dividends received from investments                         --           3

  Net withdrawals from (deposits to) restricted

    escrows                                                   22         (22)


         Net cash provided by investing activities            97       6,270


Cash flows from financing activities:

  Payments on mortgage note payable                          (66)       (371)

  Repayment of mortgage note payable                          --      (5,462)

  Distribution paid to limited partners                     (500)         --


         Net cash used in financing activities              (566)     (5,833)


Net (decrease) increase in cash and cash

    equivalents                                              (87)        471


Cash and cash equivalents at beginning of period           1,949       1,478


Cash and cash equivalents at end of period              $  1,862    $  1,949


Supplemental disclosure of cash flow information:

  Cash paid for interest                                $    416    $    698


          See Accompanying Notes to Consolidated Financial Statements



                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 1998

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Consolidated Capital Properties VI, a California limited partnership (the "Partnership" or "Registrant"), was formed on May 23, 1984, to acquire and operate commercial and residential properties. The General Partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") (see "Note B _ Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date. The Partnership operates one apartment property located in Ohio.

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

Consolidation

The Partnership's financial statements include the accounts of Colony of Springdale Associates, Ltd. ("Colony Associates"), which holds fee title to the Colony of Springdale Apartments. The results of its operations are included in the Partnership's consolidated financial statements. All intercompany transactions between the Partnership and Colony Associates have been eliminated.

Uses of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties

Investment properties consist of one apartment complex and are stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1998 or 1997.

Depreciation

Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 7 years.

Cash and Cash Equivalents

Includes cash on hand and in banks, money market funds and certificates of deposit with original maturities less than 90 days. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Loan Costs

Net Loan costs of approximately $60,000 are included in other assets and are being amortized on a straight-line basis over the life of the loans.

Tenant Security Deposits

The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases

The Partnership generally leases apartment units for twelve month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from similar complexes in the area. Concessions are charged against rental income as incurred.

Allocation of Profits, Gains and Losses

Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

The Partnership Agreement, as amended, and as described more fully in "Note E", provides for net income and net losses for both financial and tax reporting purposes to be allocated 99.8% to the Limited Partners and .2% to the General Partner.

Segment Reporting

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information ("Statement 131"), which is effective for years beginning after December 15, 1997. Statement 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers (see "Note K" for disclosure).

Advertising Costs

The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $45,000 in 1998 and approximately $67,000 in 1997 were charged to expense as incurred and are included in operating expenses.

Reclassifications

Certain reclassifications have been made to the 1997 information to conform to the 1998 presentation.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO ultimately acquired a 100% ownership interest in Insignia Properties Trust ("IPT"), the entity which controls the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the years ended December 31, 1998 and 1997:

                                                         1998      1997
                                                         (in thousands)
Property management fees
   (included in operating expenses)                      $ 86      $152

Reimbursements for services of affiliates
   (included in investment property and operating
   and general and administrative expenses ) (1)           62       110

(1) Included in "reimbursements for services of affiliates" is approximately $1,000, of reimbursements for construction oversight costs for each year ended December 31, 1998 and 1997.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The Registrant paid to such affiliates $86,000 and $152,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $62,000 and $110,000 for the years ended December 31, 1998 and 1997, respectively.

During the year ended December 31, 1997, an affiliate of Insignia received approximately $100,000 in reimbursements related to the sale of Celina Plaza, (See "Note G").

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administrative management services. No such fees were paid or accrued in 1998 or 1997.

AIMCO currently owns, through its affiliates, a total of 42,028 limited partnership units or 23.181%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

NOTE D - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments and reserves for capital improvements and contingencies totaling approximately $2,106,000 are more than the reserve requirement of approximately $2,070,000 at December 31, 1998.

NOTE E - CHANGE IN STATUS OF NON-CORPORATE GENERAL PARTNER

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

NOTE F - DISTRIBUTIONS

During the year ended December 31, 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of $500,000. The distribution was from surplus funds from the sale of Celina Plaza in October 1997. No distributions were paid in 1997.

NOTE G - SALE OF PROPERTY

On October 20, 1997, the Partnership sold Celina Plaza Apartments, located in El Paso, Texas, to an unaffiliated party. The sales price of the property was $6,600,000 and the sale resulted in net proceeds of approximately $6,456,000, after payment of closing costs. The net proceeds were used to pay accrued taxes and to pay-off the mortgage debt secured by this property. Excess proceeds after such payments amounted to approximately $779,000 to the Partnership. The Partnership recognized a gain on the sale of approximately $3,660,000 during the year ended December 31, 1997.

NOTE H - MORTGAGE NOTE PAYABLE

The principle terms of mortgage note payable are as follows:



                        Principal     Monthly                        Principal

                        Balance At    Payment    Stated               Balance

                       December 31,  Including  Interest Maturity     Due At

Property                   1998       Interest    Rate     Date      Maturity

                      (in thousands)                              (in thousands)

Colony of Springdale

 1st mortgage           $  4,341        $ 40     9.50%    05/01       $ 4,152


The mortgage note payable is non-recourse and secured by pledge of the apartment property and by pledge of revenues from the apartment property. The note has a prepayment penalty requirement if repaid prior to maturity. Further the property may not be sold subject to existing indebtedness.

The estimated fair value of the Partnership's aggregate debt is approximately $4,341,000. This estimate is not necessarily indicative of the amounts the Partnership may pay in actual market transactions.

Scheduled principal payments of mortgage note payable subsequent to December 31, 1998 are as follows (in thousands):


       1999            $     73

       2000                  80

       2001               4,188

       Total            $ 4,341



NOTE I - REAL ESTATE AND ACCUMULATED DEPRECIATION


                                           Initial Cost

                                           To Partnership

                                          (in thousands)


                                                     Buildings        Cost

                                                    and Related    Capitalized

                                                      Personal    Subsequent to

Description             Encumbrances       Land       Property     Acquisition

                       (in thousands)                            (in thousands)


Colony of Springdale

  Springdale, Ohio     $  4,341            $ 909      $ 8,358         $ 794






                      Gross Amount At Which Carried

                           At December 31, 1998

                              (in thousands)


                                 Buildings

                                And Related

                                 Personal              Accumulated     Date   Depreciable

Description             Land     Property    Total    Depreciation   Acquired Life-Years

                                                     (in thousands)



Colony of Springdale   $   916   $  9,145   $ 10,061  $  3,989       2/20/87     5-30

 Springdale, Ohio




Reconciliation of "Real Estate and Accumulated Depreciation"


                                                    Years Ended December 31,

                                                       1998          1997

                                                        (in thousands)

Investment Property

Balance at beginning of year                         $ 9,866       $16,664

    Property improvements                                227           167

    Disposals of property                                (32)       (6,965)


Balance at End of Year                               $10,061       $ 9,866


Accumulated Depreciation

Balance at beginning of year                         $ 3,641       $ 7,150

    Additions charged to expense                         360           660

    Disposals of property                                (12)       (4,169)


Balance at end of year                               $ 3,989       $ 3,641


The aggregate cost of the investment property for Federal income tax purposes at December 31, 1998 and 1997 is approximately $9,189,000 and $8,938,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1998 and 1997 is approximately $3,724,000 and $3,380,000, respectively.

NOTE J - INCOME TAXES

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income or loss and Federal taxable income or loss (in thousands, except unit data):

                                           1998            1997

Net (loss) income as reported           $  (101)        $ 3,359
Add (deduct):
   Depreciation differences                  16             116
   Unearned income                          (11)             19
   Gain on sale                              --              94
   Other                                     --               4
   Write-off of debt discounts               --            (666)
   Accruals and prepaids                    ( 2)              5
   Loss on disposal                          20              --

Federal taxable (loss) income           $   (78)        $ 2,931

Federal taxable (loss) income
per limited partnership unit            $  (.41)        $ 15.49


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                        $ 3,708
Land and buildings                                264
Accumulated depreciation                         (872)
Syndication and distribution costs              4,989
Other                                             280
   Net assets - Federal tax basis             $ 8,369

NOTE K - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues

As defined by SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", the Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex in Ohio. The Partnership rents apartment units to people for terms that are typically twelve months or less.

Measurement of segment profit or loss

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment

Segment information for the years 1998 and 1997 (in thousands) is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.


               1998                  Residential        Other         Totals

Rental income                         $  1,600         $     --      $  1,600
Other income                                97               97           194
Interest expense                           440               --           440
Depreciation                               360               --           360
General and administrative expense          --              129           129
Segment loss                               (55)             (46)         (101)
Total assets                             6,145            2,179         8,324
Capital expenditures for investment
  property                                 227               --           227


               1997                  Residential        Other         Totals

Rental income                         $  2,525         $     --      $  2,525
Other income                               163               72           235
Interest expense                           680               --           680
Depreciation                               646               14           660
General and administrative expense          --              168           168
Gain on disposal of assets               3,660               --         3,660
Segment profit (loss)                    3,469             (110)        3,359
Total assets                             6,489            2,531         9,020
Capital expenditures for investment
  properties                               167               --           167

NOTE L - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, to be material to the Partnership's overall operations.

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

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.





ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Consolidated Capital Properties VI (the "Partnership" or the "Registrant") has no officers or directors. ConCap Equities, Inc. (the "General Partner" or CEI") manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of the General Partner, their age and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers and directors.

Name                  Age     Position

Patrick J. Foye       41      Executive Vice President and Director

Timothy R. Garrick    42      Vice President _ Accounting and Director


Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Timothy R. Garrick has served as Vice President-Accounting of AIMCO and Vice President-Accounting and Director of the General Partner since October 1, 1998. Prior to that date, Mr. Garrick served as Vice President-Accounting Services of Insignia Financial Group since June of 1997. From 1992 until June of 1997, Mr. Garrick served as Vice President of Partnership Accounting and from 1990 to 1992 as an Asset Manager for Insignia Financial Group. From 1984 to 1990, Mr. Garrick served in various capacities with U.S. Shelter Corporation. From 1979 to 1984, Mr. Garrick worked on the audit staff of Ernst & Whinney. Mr. Garrick received his B.S. Degree from the University of South Carolina and is a Certified Public Accountant.


ITEM 10.  EXECUTIVE COMPENSATION

No direct compensation was paid or payable by the Partnership to the directors or officers for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to the directors or officers of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the General Partner in the future.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Except as provided below, as of December 31, 1998, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.


                                            Number of          Percent

     Name and Address                          Units          Of Total


     Insignia Properties, L.P.               42,028            23.181%


Insignia Properties LP is indirectly ultimately owned by AIMCO. It's business address is 55 Beattie Place, Greenville, SC 29602.

No director or officer of the General Partner owns any Units.

As of December 31, 1998, the following persons were known to CEI to be the beneficial owners of more than 5 percent (5%) of its common stock:


                                            Number of      Percent

      Name and Address                     CEI Shares     Of Total


      Insignia Properties Trust              100,000        100%

      55 Beattie Place

      Greenville, SC 29602


Insignia Properties Trust is an affiliate of AIMCO (See "Item 1").

On October 1, 1998, Insignia Financial Group, Inc. merged into AIMCO, a real estate investment trust, whose Class A Common Shares are listed on the New York Stock Exchange. As a result of such merger, AIMCO and AIMCO Properties, L.P., a Delaware limited partnership and the operating partnership of AIMCO ("AIMCO OP") acquired indirect control of the General Partner. AIMCO and its affiliates currently own 23.181% of the limited partnership interests in the Partnership. AIMCO is presently considering whether it will engage in an exchange offer for additional limited partnership interests in the Partnership. There is a substantial likelihood that, within a short period of time, AIMCO OP will offer to acquire limited partnership interests in the Partnership for cash or preferred units or common units of limited partnerships interests in AIMCO OP. While such an exchange offer is possible, no definite plans exist as to when or whether to commence such an exchange offer, or as to the terms of any such exchange offer, and it is possible that none will occur.

A registration statement relating to these securities has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. This Form 10-KSB shall not constitute an offer to sell or the solicitation of an offer to buy nor shall there be any sale of these securities in any state in which such offer, solicitation or sale would be unlawful prior to the registration or qualification under the securities laws of any such state.




ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the years ended December 31, 1998 and 1997:

                                                         1998      1997
                                                         (in thousands)

Property management fees                                 $ 86      $152

Reimbursements for services of affiliates (1)              62       110

(1) Included in "reimbursements for services of affiliates" is approximately $1,000, of reimbursements for construction oversight costs for each year ended December 31, 1998 and 1997.

During the years ended December 31, 1998 and 1997, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Registrant's property as compensation for providing property management services. The Registrant paid to such affiliates $86,000 and $152,000 for the years ended December 31, 1998 and 1997 respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $62,000 and $110,000 for the years ended December 31, 1998 and 1997, respectively.

During the year ended December 31, 1997, an affiliate of Insignia received approximately $100,000 in reimbursements related to the sale of Celina Plaza.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administrative management services. No such fees were paid or accrued in 1998 or 1997.

AIMCO currently owns, through its affiliates, a total of 42,028 limited partnership units or 23.181%. Consequently, AIMCO could be in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

For the period of January 1, 1997 to August 31, 1997, the Partnership insured its properties under a master policy through an agency affiliated with the General Partner with an insurer unaffiliated with the General Partner. An affiliate of the General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the master policy. The agent assumed the financial obligations to the affiliate of the General Partner, who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the General Partner by virtue of the agent's obligations was not significant.

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

          (b)  Reports on Form 8-K filed during the fourth quarter of 1998:

               Current Report on Form 8-K dated on October 1, 1998 and filed on October 16, 1998 disclosing change in control of Registrant from Insignia Financial Group, Inc. to AIMCO.




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


                                CONSOLIDATED CAPITAL PROPERTIES VI

                                By:  CONCAP EQUITIES, INC.
                                     General Partner



                                By:  /s/Patrick J. Foye
                                     Patrick J. Foye
                                     Executive Vice President

                                By:  /s/Timothy R. Garrick
                                     Timothy R. Garrick
                                     Vice President - Accounting

                                Date: March 29, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Patrick J. Foye        Executive Vice President      Date:  March 29, 1999
Patrick J. Foye            and Director


/s/ Timothy R. Garrick     Vice President - Accounting   Date:  March 29, 1999
Timothy R. Garrick         and Director




                               INDEX OF EXHIBITS


EXHIBIT NO.      DOCUMENT DESCRIPTION

 2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated October 1, 1998

 3       Certificates of Limited Partnership as amended to date

10.1 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
         1990)

10.2 Assignment and Assumption Agreement dated October 23, 1990, by and between CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990)

10.3 Property Management Agreement No. 119 dated April 9, 1991, by and between Colony Springdale Associates and CCMLP. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991)

10.4 Assignment and Agreement as to Certain Property Management Services dated April 9, 1991, by and between CCMLP and ConCap Capital Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991)

10.5 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990)

10.6 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990)

10.7 Letter of Notice dated December 20, 1991, from Partnership Services, Inc. ("PSI") to the Partnership regarding the change in ownership and dissolution of ConCap Services Company whereby PSI assumed the Investor Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991)

10.8 Financial Services Agreement dated October 23, 1990, by and between the Partnership and CCEC (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990)

10.9 Assignment and Assumption Agreement (Financial Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Capital Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990)

10.10 Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1991)

10.11 Property Management Agreement No. 421 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.12 Assignment and Assumption Agreement (Property Management Agreement No. 421) dated May 13, 1993, by and between Coventry Properties, Inc. R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993)

10.13 Assignment and Agreement as to Certain Property Management Services dated May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
         1993)

10.14 Property Management Agreement No. 515 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.15 Assignment and Agreement as to Certain Property Management Services dated November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.16 Stock and Asset Purchase Agreement, dated December 8, 1994 (the "Gordon Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8,
         1994)

10.17 Exercise of the Option (as defined in the Gordon Agreement) dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994)

10.18 Exercise of the remaining portion of the Option (as defined in the Gordon Agreement) dated December 8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated October 24, 1995)

10.19 Contract to Purchase and Sell Property made and entered into as of August 13, 1997, but effective October 20, 1997, by and between Consolidated Capital Properties VI, a California limited partnership, and The Vandenburg Organization, a Texas corporation regarding Celina Plaza Apartments

10.20 Assignment and assumption of Leases dated October 13, 1997, by and between Consolidated Capital Properties VI, a California limited partnership and The Vandenburg Organization, a Texas corporation, regarding Celina Plaza Apartments

10.21 Blanket Conveyance, Bill of Sale and Assignment dated October 13, 1997, by and between Consolidated Capital Properties VI, a California limited partnership and The Vandenburg Organization, a Texas corporation, regarding Celina Plaza Apartments

11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial Statements of this Form 10-K)

16.1 Letter, Dated August 12, 1992, from Ernst & Young to the Securities and Exchange Commission regarding change in certifying accountant. (Incorporated by reference to Form 8-K dated August 6, 1992)

16.2 Letter dated May 9, 1995 from the Registrant's former independent accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995)

27       Financial data schedule