Form 10QSB
period 1999-03-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1999-04-30
CIK 755908

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


                 For the quarterly period ended March 31, 1999


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


ITEM 1.   FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 March 31, 1999





Assets

 Cash and cash equivalents                                    $ 1,937

 Receivables and deposits                                         173

 Restricted escrows                                                90

 Other assets                                                      59

 Investment property:

   Land                                           $   916

   Buildings and personal property                  9,199

                                                   10,115

   Less accumulated depreciation                   (4,079)      6,036


                                                              $ 8,295


Liabilities and Partners' Capital (Deficit)


Liabilities

 Accounts payable                                             $    12

 Tenant security deposit liabilities                               68

 Accrued property taxes                                            92

 Other liabilities                                                 77

 Mortgage note payable                                          4,324


Partners' Capital (Deficit)

 General partner                                  $     1

 Special limited partners'                            (41)

 Limited partners (181,300 units issued

   and outstanding)                                 3,762        3,722


                                                               $ 8,295

          See Accompanying Notes to Consolidated Financial Statements

b)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                                          Three Months Ended

                                                                March 31,

                                                            1999         1998

Revenues:

  Rental income                                           $  426       $  373

  Other income                                                35           60

     Total revenues                                          461          433


Expenses:

  Operating                                                  191          207

  General and administrative                                  30           33

  Depreciation                                                90           87

  Interest                                                   110          110

  Property taxes                                              26           30

     Total expenses                                          447          467


Net income (loss)                                         $   14       $  (34)


Net income (loss) allocated to general partner (0.2%)     $   --       $   --

Net income (loss) allocated to limited

  partners (99.8%)                                            14          (34)


                                                          $   14       $  (34)


Net income (loss) per limited partnership unit            $  .08       $ (.19)


Distribution per limited partnership unit                 $   --       $ 2.76

          See Accompanying Notes to Consolidated Financial Statements

c)
                       CONSOLIDATED CAPITAL PROPERTIES VI

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)





                                   Limited            Special

                                 Partnership General  Limited  Limited

                                    Units    Partner  Partners Partners  Total


Original capital contributions    181,808    $     1  $    --  $45,452  $45,453


Partners' capital (deficit)

 at December 31, 1998             181,300    $     1  $   (43) $ 3,750  $ 3,708


Amortization of timing

 difference                            --         --        2       (2)      --


Net income for the three months

 ended March 31, 1999                  --         --       --       14       14

Partners' capital (deficit)

 at March 31, 1999                181,300    $     1  $   (41) $ 3,762  $ 3,722

          See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                           Three Months Ended

                                                                March 31,

                                                             1999       1998

Cash flows from operating activities:

  Net income (loss)                                       $   14     $  (34)

  Adjustments to reconcile net income (loss) to net

    cash provided by operating activities:

    Depreciation                                              90         87

    Amortization of loan costs                                 6          6

    Changes in accounts:

      Receivables and deposits                                85        169

      Other assets                                            (1)         5

      Accounts payable                                         1         21

      Tenant security deposit liabilities                     --          9

      Accrued taxes                                          (26)       (28)

      Other liabilities                                       (1)       (18)

        Net cash provided by operating activities            168        217


Cash flows from investing activities:

  Property improvements and replacements                     (54)       (20)

  Proceeds from sale of investments                           --        302

  Net deposits to restricted escrows                         (22)       (22)


        Net cash (used in) provided by

           investing activities                              (76)       260


Cash flows from financing activities:

  Payments on mortgage notes payable                         (17)       (16)

  Distribution paid to limited partners                       --       (500)


        Net cash used in financing activities                (17)      (516)


Net increase (decrease) in cash and cash equivalents          75        (39)


Cash and cash equivalents at beginning of period           1,862      1,949


Cash and cash equivalents at end of period                $1,937     $1,910


Supplemental disclosure of cash flow information:

  Cash paid for interest                                  $  103     $  105

          See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Partnership's financial statements include the accounts of Colony of Springdale Associates, Ltd. ("Colony Associates"), which holds fee title to the Colony of Springdale Apartments. The results of its operations are included in the Partnership's consolidated financial statements. All intercompany transactions between the Partnership and Colony Associates have been eliminated.

NOTE B - TRANSFER OF CONTROL

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia Financial Group, Inc. and Insignia Properties Trust merged into Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction will have a material effect on the affairs and operations of the Partnership.

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the three months ended March 31, 1999 and 1998:

                                                         1999      1998
                                                         (in thousands)
Property management fees
   (included in operating expenses)                       $22       $20

Reimbursements for services of affiliates
   (included in investment property and operating
   and general and administrative expenses ) (1)           14        20

(1)Included in "reimbursements for services of affiliates" is approximately $1,000, of reimbursements for construction oversight costs for the three months ended March 31, 1998. No such fees were paid in 1999.

During the three months ended March 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates $22,000 and $20,000 for each of the three months ended March 31, 1999 and 1998, respectively.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $14,000 and $20,000 for the three months ended March 31, 1999 and 1998, respectively.

NOTE D - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies, totaling approximately $2,182,000 exceed the reserve requirement of approximately $2,070,000 at March 31, 1999.

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

NOTE F - DISTRIBUTIONS

In the first quarter of 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of $500,000. The distribution was from surplus funds from the sale of Celina Plaza in October 1997. No distributions were paid in the first quarter of 1999.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex in Ohio. The Partnership rents apartment units to people for terms that are typically twelve months or less.


Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

Segment information for the three months ended March 31, 1999 and 1998 (in thousands) is shown in the tables below. The "Other" column includes partnership administration related items and income and expense not allocated to the reportable segment.




                1999                 Residential      Other         Totals

Rental income                          $    426       $     --    $    426
Other income                                 18             17          35
Interest expense                            110             --         110
Depreciation                                 90             --          90
General and administrative expense           --             30          30
Segment profit (loss)                        30            (16)         14
Total assets                              6,094          2,201       8,295
Capital expenditures for investment
  property                                   54             --          54

                1998                 Residential      Other         Totals

Rental income                          $    373       $     --    $    373
Other income                                19              41          60
Interest expense                           110              --         110
Depreciation                                87              --          87
General and administrative expense          --              33          33
Segment (loss) profit                      (39)              5         (34)
Total assets                             6,261           2,193       8 454
Capital expenditures for investment
  properties                                20              --          20

NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the three month periods ended March 31, 1999 and 1998, was 94% and 90%, respectively. The Partnership attributes the improvement in occupancy to the improved curbside appeal of the property.

Results of Operations

The Partnership realized net income of approximately $14,000 compared to a net loss of approximately $34,000 for the three months ended March 31, 1999 and 1998, respectively. This increase in net income is primarily due to the increase in rental income and the decrease in operating expenses. The increase in rental income resulted from an increase in occupancy, as noted above. This was partially offset by the decrease in other income resulting from low cash balances in 1999. The decrease in operating expenses is primarily due to a decrease in courtesy patrol expenses in 1999. Included in general and administrative expenses at both March 31, 1999 and 1998 are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Liquidity and Capital Resources

At March 31, 1999, the Partnership had cash and cash equivalents of approximately $1,937,000 as compared to approximately $1,910,000 at March 31, 1998. For the three months ended March 31, 1999 cash and cash equivalents increased by approximately $75,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $168,000 of cash provided by operating activities which was partially offset by approximately $76,000 of cash used in investing activities and approximately $17,000 of cash used in financing activities. Cash used in investing activities consisted of deposits to restricted escrows held by the mortgage lender and property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the
Partnership's property   The Partnership invests its working capital reserves in
a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property is discussed below.

During the three month period ended March 31, 1999, the Partnership completed approximately $54,000 of capital improvements at the property. These improvements consisted of flooring and interior and exterior improvements.
These improvements were funded from operating cash flow. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $344,000 of capital improvements over the near term. Capital improvements planned for 1999 consist of, but are not limited to, appliances, landscaping and outdoor lighting, asphalt repairs, roof replacement, and carpeting. These improvements are expected to cost approximately $359,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments and reserves for capital improvements and contingencies totaling approximately $2,182,000 are more than the reserve requirement of approximately $2,070,000 at March 31, 1999.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $4,324,000 is amortized over 300 months with a balloon payment of approximately $4,152,000 due on May 31, 2001. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

A cash distribution from surplus cash of approximately $500,000 from proceeds of the sale of Celina Plaza in 1997 was made during the year ended December 31, 1998. No distributions were made in 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of debt maturities, refinancings and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.


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

Over the past two years, the Managing Agent has determined that it will be required to modify or replace significant portions of its software and certain hardware so that those systems will properly utilize dates beyond December 31, 1999. The Managing Agent presently believes that with modifications or replacements of existing software and certain hardware, the Year 2000 issue can be mitigated. However, if such modifications and replacements are not made, or not completed in time, the Year 2000 issue could have a material impact on the operations of the Partnership.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the mainframe system used by the Managing Agent became fully functional. In addition to the mainframe, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of March 31, 1999, had completed approximately 75% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by July 31, 1999.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.


During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and the testing process is expected to be completed by July 31, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 80% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by July 31, 1999.

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

The Managing Agent has chosen to focus its attention mainly upon security systems, elevators, heating, ventilating and air conditioning systems, telephone systems and switches, and sprinkler systems. While this area is the most difficult to fully research adequately, management has not yet found any major non-compliance issues that put the Managing Agent at risk financially or operationally. The Managing Agent intends to have a third-party conduct an audit of these systems and report their findings by July 31, 1999.


Any of the above operating equipment that has been found to be non-compliant to date has been replaced or repaired. To date, these have consisted only of security systems and phone systems. As of March 31, 1999 the Managing Agent has evaluated approximately 86% of the operating equipment for the Year 2000 compliance.

The total cost incurred for all properties managed by the Managing Agent as of March 31, 1999 to replace or repair the operating equipment was approximately $400,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $325,000, which is expected to be completed by August 30, 1999.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

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


                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia and entities which were, at the time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates as well as a recently announced agreement between Insignia and AIMCO. The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner has filed demurrers to the amended complaint which were heard during February 1999. No ruling on such demurrers has been received. The General Partner does not anticipate that costs associated with this case, if any, will be material to the Partnership's overall operations.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)Exhibits:


   Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

(b)Reports on Form 8-K:

   None filed during the quarter ended March 31, 1999.


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