Form 10QSB
period 1999-06-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1999-08-06
CIK 755908

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


                  For the quarterly period ended June 30, 1999


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



ITEM 1.   FINANCIAL STATEMENTS

a)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)

                                 June 30, 1999



Assets

 Cash and cash equivalents                                    $ 1,985

 Receivables and deposits                                         187

 Restricted escrows                                                64

 Other assets                                                      62

 Investment property:

   Land                                           $   916

   Buildings and related personal property          9,310

                                                   10,226

   Less accumulated depreciation                   (4,176)      6,050


                                                              $ 8,348


Liabilities and Partners' Capital (Deficit)


Liabilities

 Accounts payable                                             $    21

 Tenant security deposit liabilities                               73

 Accrued property taxes                                           120

 Other liabilities                                                 65

 Mortgage note payable                                          4,306


Partners' Capital (Deficit)

 General partner                                  $     1

 Special limited partners'                            (39)

 Limited partners (181,300 units issued

   and outstanding)                                 3,801        3,763

                                                               $ 8,348


          See Accompanying Notes to Consolidated Financial Statements


b)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)





                                     Three Months              Six Months

                                    Ended June 30,           Ended June 30,

                                   1999       1998          1999        1998


Revenues:

  Rental income                   $  420     $  405       $   846     $   778

  Other income                        40         49            75         109


     Total revenues                  460        454           921         887

Expenses:

  Operating                         132        217            323         424

  General and administrative         54         35             84          68

  Depreciation                        97         87           187         174

  Interest                           108        110           218         220

  Property taxes                      28         26            54          56

     Total expenses                  419        475           866         942

Net income (loss)                 $   41     $  (21)      $    55     $   (55)


Net income (loss) allocated to

  general partner (.2%)           $   --     $   --       $    --     $    --

Net income (loss) allocated to

  limited partners (99.8%)            41        (21)           55         (55)

                                  $   41     $  (21)      $    55     $   (55)

Net income (loss) per limited

  partnership unit                $  .23     $ (.12)      $   .30     $  (.30)


Distributions per limited

  partnership unit                $   --     $   --       $    --     $  2.76


          See Accompanying Notes to Consolidated Financial Statements


c)
                       CONSOLIDATED CAPITAL PROPERTIES VI

        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)



                                 Limited              Special

                               Partnership  General   Limited    Limited

                                  Units     Partner   Partners   Partners   Total


Original capital contributions  181,808     $     1   $    --    $45,452    $45,453


Partners' capital (deficit)

 at December 31, 1998           181,300     $     1   $   (43)   $ 3,750    $ 3,708


Amortization of timing

 difference                          --          --         4         (4)        --

Net income for the six months

 ended June 30, 1999                 --          --        --         55         55

Partners' capital (deficit)

 at June 30, 1999               181,300     $     1   $   (39)   $ 3,801    $ 3,763


          See Accompanying Notes to Consolidated Financial Statements

d)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                               Six Months Ended

                                                                   June 30,

                                                                1999      1998


Cash flows from operating activities:

  Net income (loss)                                          $   55     $  (55)

  Adjustments to reconcile net income (loss) to net cash

    provided by operating activities:

    Depreciation                                                187        174

    Amortization of loan costs                                   12         12

    Change in accounts:

      Receivables and deposits                                   71        218

      Other assets                                              (10)        12

      Accounts payable                                           10        (28)

      Tenant security deposit liabilities                         5          9

      Accrued property taxes                                      2        (59)

      Other liabilities                                         (13)        (1)


        Net cash provided by operating activities               319        282


Cash flows from investing activities:

  Property improvements and replacements                       (165)      (123)

  Proceeds from sale of investments                              --        302

  Net withdrawals from (deposits to) restricted escrows           4         (7)


        Net cash (used in) provided by investing activities    (161)       172


Cash flows from financing activities:

  Payments on mortgage notes payable                            (35)       (32)

  Distributions paid to limited partners                         --       (500)


        Net cash used in financing activities                   (35)      (532)


Net increase (decrease) in cash and cash equivalents            123        (78)


Cash and cash equivalents at beginning of period              1,862      1,949


Cash and cash equivalents at end of period                   $1,985     $1,871


Supplemental disclosure of cash flow information:

  Cash paid for interest                                     $  206     $  209


          See Accompanying Notes to Consolidated Financial Statements



e)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the fiscal year ended December 31, 1998.

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

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the six months ended June 30, 1999 and 1998:

                                                         1999      1998
                                                         (in thousands)
Property management fees
   (included in operating expenses)                       $45       $42

Reimbursement for services of affiliates
   (included in investment property and operating
   and general and administrative expenses ) (1)           28        34

During the six months ended June 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $45,000 and $42,000 for each of the six months ended June 30, 1999 and 1998, respectively, including approximately $1,000 of reimbursements for construction oversight costs for the six months ended June 30, 1998. No such fees were paid in 1999.

An affiliate of the Managing General Partner received reimbursement of accountable administrative expenses amounting to approximately $28,000 and $34,000 for the six months ended June 30, 1999 and 1998, respectively.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 62,624.65 (34.54%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $16 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,602.00 units.
As a result, AIMCO and its affiliates currently own 50,486 units of limited partnership interest in the Partnership representing 27.85% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

NOTE D - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies, totaling approximately $2,232,000 exceed the reserve requirement of approximately $2,070,000 at June 30, 1999.


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

NOTE F - DISTRIBUTIONS

In the first quarter of 1998, the Partnership declared and paid a cash distribution to the limited partners in the amount of $500,000 ($2.76 per limited partnership unit). The distribution was from surplus funds from the sale of Celina Plaza in October 1997. No distributions have been paid in 1999.

NOTE G - SEGMENT REPORTING

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex in Ohio. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on net income. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1998.

Factors management used to identify the enterprise's reportable segment:

Segment information for the six months ended June 30, 1999 and 1998 (in thousands) is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


               1999                  Residential         Other         Totals

Rental income                        $    846          $     --      $    846
Other income                               40                35            75
Interest expense                          218                --           218
Depreciation                              187                --           187
General and administrative expense         --                84            84
Segment profit (loss)                     104               (49)           55
Total assets                            6,513             1,835         8,348
Capital expenditures for
  investment property                     165                --           165

               1998                 Residential          Other         Totals

Rental income                        $    778          $     --       $    778
Other income                               46                63            109
Interest expense                          220                --            220
Depreciation                              174                --            174
General and administrative expense         --                68             68
Segment loss                              (50)               (5)           (55)
Total assets                            6,484             1,870          8,354
Capital expenditures for
  investment properties                   123                --            123

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this Form 10-QSB contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosures contained in this Form 10-QSB and the other filings with the Securities and Exchange Commission made by the Partnership from time to time. The discussion of the Partnership's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Partnership's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the six month periods ended June 30, 1999 and 1998, was 94% and 92%, respectively.

Results of Operations

The Partnership realized net income of approximately $55,000 compared to a net loss of approximately $55,000 for the six months ended June 30, 1999 and 1998, respectively. For the three months ended June 30, 1999, the Partnership realized net income of approximately $41,000 versus a net loss of approximately $21,000 for the comparable period in 1998. This increase in net income is primarily due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income which was offset by a decrease in other income. The increase in rental income resulted from an increase in rental rates and occupancy, as noted above. This was partially offset by the decrease in other income resulting from lower cash balances in interest bearing accounts in 1999. The decrease in total expenses is primarily due to a decrease in operating expenses which was offset by an increase in general, administrative and depreciation expenses. The decrease in operating expenses is due to decreases in property and maintenance expenses.
The decrease in property expense is primarily due to a decrease in salaries in 1999. The decrease in maintenance expense is due to the receipt of insurance proceeds relating to a fire at Colony of Springdale. In May of 1999, a fire occurred which destroyed one apartment unit and caused smoke damage to two additional units. Insurance proceeds of approximately $46,000 were received during the six months ended June 30, 1999. Contracts for repairs are pending and it is anticipated that repairs will be completed during the third quarter of 1999. The increase in general and administrative expenses is due to an increase in professional fees incurred during the second quarter of 1999. Included in general and administrative expenses at both June 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. In addition, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Liquidity and Capital Resources

At June 30, 1999, the Partnership had cash and cash equivalents of approximately $1,985,000 as compared to approximately $1,871,000 at June 30, 1998. For the six months ended June 30, 1999, cash and cash equivalents increased by approximately $123,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $319,000 of cash provided by operating activities which was partially offset by approximately $161,000 of cash used in investing activities and approximately $35,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements, which were slightly offset by net withdrawals from restricted escrows. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in a money market account.

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

During the six month period ended June 30, 1999, the Partnership completed approximately $165,000 of capital improvements at the property. These improvements consisted of flooring, roofing, heating, landscaping, and interior and exterior improvements. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates made by the General Partner on interior improvements, it is estimated that the property requires approximately $344,000 of capital improvements over the next few years. Capital improvements planned for 1999 which include certain of the required improvements and consist of, but are not limited to, appliances, landscaping and outdoor lighting, asphalt repairs, roof replacement, and carpeting. These improvements are expected to cost approximately $359,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments and reserves for capital improvements and contingencies totaling approximately $2,232,000 are more than the reserve requirement of approximately $2,070,000 at June 30, 1999.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $4,306,000 is amortized over 300 months with a balloon payment of approximately $4,152,000 due on May 31, 2001. The General Partner will attempt to refinance such indebtedness or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

A cash distribution from surplus cash of approximately $500,000 ($2.76 per limited partnership unit) from proceeds of the sale of Celina Plaza in 1997 was made during the year ended December 31, 1998. No distributions were made in 1999. The Partnership's distribution policy is reviewed on a quarterly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the Managing General Partner commenced a tender offer to purchase up to 62,624.65 (34.54%% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $16 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,602.00 units.
As a result, AIMCO and its affiliates currently own 50,486 units of limited partnership interest in the Partnership representing 27.85% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO.

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of June 30, 1999, had completed approximately 90% of this effort.

The total cost to the Managing Agent to replace the PC-based network servers, routers and desktop PCs is expected to be approximately $1.5 million of which $1.3 million has been incurred to date. The remaining network connections and desktop PCs are expected to be upgraded to Year 2000 compliant systems by September 30, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

Computer Software:

The Managing Agent utilizes a combination of off-the-shelf, commercially available software programs as well as custom-written programs that are designed to fit specific needs. Both of these types of programs were studied, and implementation plans written and executed with the intent of repairing or replacing any non-compliant software programs.

In April, 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October, 1999.

During 1998, the Managing Agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems.
The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded 90% of the server operating systems. The remaining server operating systems are planned to be upgraded to be Year 2000 compliant by September, 1999. The completion of this process is scheduled to coincide with the release of a compliant version of the Managing Agent's operating system.

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

A pre-assessment of the properties by the Managing Agent has indicated no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent is in process and will be completed in September, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of June 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent continues to conduct surveys of its banking and other vendor relationships to assess risks regarding their Year 2000 readiness. The Managing Agent has banking relationships with three major financial institutions, all of which have indicated their compliance efforts will be complete before July, 1999. The Managing Agent has updated data transmission standards with all of the financial institutions. The Managing Agent's contingency plan in this regard is to move accounts from any institution that cannot be certified Year 2000 compliant by September 1, 1999.

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

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expensed and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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

          (b)   Reports on Form 8-K:

                None filed during the quarter ended June 30, 1999.


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


                                   CONSOLIDATED CAPITAL PROPERTIES VI


                                   By:     CONCAP EQUITIES, INC.
                                           General Partner

                                   By:     /s/Patrick J. Foye
                                           Patrick J. Foye
                                           Executive Vice President

                                   By:     /s/Carla R. Stoner
                                           Carla R. Stoner
                                           Senior Vice President
                                           Finance and Administration

                                   Date: