Form 10QSB
period 1999-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 1999-11-10
CIK 755908

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

               For the quarterly period ended September 30, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


              For the transition period from _________to _________

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

                         55 Beattie Place, PO Box 1089
                       Greenville, South Carolina  29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                          (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Partnership was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET
                                  (Unaudited)
                        (in thousands, except unit data)


                               September 30, 1999



Assets
Cash and cash equivalents                                              $  1,977
Receivables and deposits                                                    157
Restricted escrows                                                           85
Other assets                                                                 65
Investment property:
Land                                                     $    916
Buildings and related personal property                     9,424
                                                           10,340
   Less accumulated depreciation                           (4,244)        6,096
                                                                       $  8,380
Liabilities and Partners' Capital (Deficit)
Liabilities
Accounts payable                                                       $    106
Tenant security deposit liabilities                                          78
Accrued property taxes                                                       91
Other liabilities                                                            71
Mortgage note payable                                                     4,288

Partners' Capital (Deficit)
General partner                                          $      1
Special limited partners'                                     (37)
Limited partners (181,300 units issued and
outstanding)                                                3,782         3,746
                                                                       $  8,380


          See Accompanying Notes to Consolidated Financial Statements


b)

                       CONSOLIDATED CAPITAL PROPERTIES VI

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                        (in thousands, except unit data)


                                      Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                       1999        1998      1999       1998
Revenues:
Rental income                        $   414     $   407    $ 1,260    $ 1,185
Other income                              42          47        117        156
Total revenues                           456         454      1,377      1,341

Expenses:
Operating                                225         243        548        667
General and administrative                42          33        126        101
Depreciation                              68          92        255        266
Interest                                 109         108        327        328
Property taxes                            29          33         83         89
Total expenses                           473         509      1,339      1,451

Net (loss) income                    $   (17)    $   (55)   $    38    $  (110)

Net (loss) income allocated
to general partner (.2%)             $    --     $    --    $    --    $    --

Net (loss) income allocated
to limited partners (99.8%)              (17)        (55)        38       (110)

                                     $   (17)    $   (55)   $    38    $  (110)
Net (loss) income per limited
   partnership unit                  $ (0.09)    $ (0.30)   $  0.21    $ (0.61)
Distributions per limited
   partnership unit                  $    --     $    --    $    --    $  2.76


          See Accompanying Notes to Consolidated Financial Statements


c)

                       CONSOLIDATED CAPITAL PROPERTIES VI
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                  (Unaudited)
                        (in thousands, except unit data)

                                  Limited               Special
                                Partnership   General   Limited    Limited
                                   Units      Partner   Partners   Partners    Total
Original capital contributions    181,808     $     1   $    --    $45,452    $45,453

Partners' capital (deficit)
at December 31, 1998              181,300     $     1   $   (43)   $ 3,750    $ 3,708

Amortization of timing
difference                             --          --         6         (6)        --

Net income for the nine months
ended September 30, 1999               --          --        --         38         38

Partners' capital (deficit)
at September 30, 1999             181,300     $     1   $   (37)   $ 3,782    $ 3,746


          See Accompanying Notes to Consolidated Financial Statements


d)
                       CONSOLIDATED CAPITAL PROPERTIES VI
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (in thousands)


                                                             Nine Months Ended
                                                                September 30,
                                                              1999        1998

Cash flows from operating activities:
Net income (loss)                                          $    38     $   (110)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation                                                    255         266
Amortization of loan costs                                       19          19
Loss on disposal of property                                     --          20
Change in accounts:
Receivables and deposits                                        101         209
Other assets                                                    (20)         (1)
Accounts payable                                                 95         (36)

Tenant security deposit liabilities                              10          10
Accrued property taxes                                          (27)        (26)
Other liabilities                                                (7)          5
Net cash provided by operating activities                       464         356

Cash flows from investing activities:
Property improvements and replacements                        (279)        (165)
Proceeds from sale of investments                               --          302
Net (deposits to) withdrawals from restricted escrows          (17)          45
Net cash (used in) provided by investing activities           (296)         182

Cash flows from financing activities:
Payments on mortgage notes payable                             (53)         (49)
Distributions paid to limited partners                          --         (500)
Net cash used in financing activities                          (53)        (549)

Net increase (decrease) in cash and cash equivalents           115          (11)
Cash and cash equivalents at beginning of period             1,862        1,949
Cash and cash equivalents at end of period                 $ 1,977      $ 1,938

Supplemental disclosure of cash flow information:
Cash paid for interest                                     $   308      $   306


          See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

Principles of Consolidation

The Partnership's financial statements include the accounts of Colony of Springdale Associates, Ltd. ("Colony Associates"), which holds fee title to the Colony of Springdale Apartments. The results of its operations are included in the Partnership's consolidated financial statements. All interpartnership transactions between the Partnership and Colony Associates have been eliminated.

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

NOTE C - RELATED PARTY TRANSACTIONS

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the nine months ended September 30, 1999 and 1998:

                                                               1999      1998
                                                               (in thousands)

Property management fees (included in operating expenses)      $ 68      $ 63

Reimbursement for services of affiliates (included in
 investment property and operating and general and
 administrative and expenses)                                    44        48


During the nine months ended September 30, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $68,000 and $63,000 for each of the nine months ended September 30, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $44,000 and $48,000 for the nine months ended September 30, 1999 and 1998, respectively. These amounts include approximately $1,000 of reimbursements for construction oversight costs for the nine months ended September 30, 1998. No such fees were paid in 1999.

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 62,624.65 (approximately 34.54% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $16 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,602.00 units.
As a result, AIMCO and its affiliates currently own 51,623 units of limited partnership interest in the Partnership representing approximately 28.47% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Note H - Legal Proceedings").

NOTE D - COMMITMENT

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies, totaling approximately $2,220,000 exceed the reserve requirement of approximately $2,070,000 at September 30, 1999.

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

Factors management used to identify the enterprise's reportable segments:

Segment information for the nine months ended September 30, 1999 and 1998 (in thousands) is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                1999                 Residential     Other     Totals

Rental income                          $ 1,260      $    --    $ 1,260
Other income                                70           47        117
Interest expense                           327           --        327
Depreciation                               255           --        255
General and administrative expense          --          126        126
Segment profit (loss)                      117          (79)        38
Total assets                             6,568        1,812      8,380
Capital expenditures for
  investment property                      279           --        279

                1998                 Residential    Other      Totals

Rental income                          $ 1,185     $    --    $ 1,185
Other income                                72          84        156
Interest expense (income)                  331          (3)       328
Depreciation                               226          --        226
General and administrative expense          --         101        101
Segment loss                               (96)        (14)      (110)
Total assets                             6,447       1,867      8,314
Capital expenditures for
  investment property                      165          --        165


NOTE H - LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action.
In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

NOTE I - SUBSEQUENT EVENT - REFINANCING

On October 25, 1999, the Partnership refinanced the mortgage encumbering Colony of Springdale Apartments. Interest on the old mortgage was 9.5%. The refinancing replaced indebtedness of $4,247,000 with a new mortgage in the amount of $5,600,000. Payments of approximately $46,111 are due on the first day of each month until the loan natures on November 1, 2019. The prior note was scheduled to mature in May 2001. The lender also required a repair escrow of approximately $135,000 to be established. The loss on early extinguishment of debt is material to the Partnership and will be recognized during the fourth quarter 1999.


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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the nine month periods ended September 30, 1999 and 1998, was 94% and 93%, respectively.

Results of Operations

The Partnership realized net income of approximately $38,000 compared to a net loss of approximately $110,000 for each of the nine months ended September 30, 1999 and 1998, respectively. For the three months ended September 30, 1999, the Partnership realized a net loss of approximately $17,000 versus a net loss of approximately $55,000 for the comparable period in 1998. This increase in net income for the nine months ended September 30, 1999, and the decrease in net loss for the three months ended September 30, 1999, is primarily due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income resulted from an increase in rental rates and occupancy, as noted above. This was partially offset by the decrease in other income resulting from lower cash balances in interest bearing accounts in 1999. The decrease in total expenses is primarily due to a decrease in operating expenses which was partially offset by an increase in general and administrative expenses. The decrease in operating expenses is due to decreases in property, maintenance, and insurance expenses. The decrease in property expense is primarily due to a decrease in salaries in 1999. The decrease in maintenance expense is due to the receipt of insurance proceeds relating to a fire at Colony of Springdale. In May of 1999, a fire occurred which destroyed one apartment unit and caused smoke damage to two additional units. Insurance proceeds were received during the nine months ended September 30, 1999 and the repairs were completed during the third quarter of 1999. The decrease in insurance expense is due to a decrease in premiums resulting from a change of insurance carrier late in 1998. The increase in general and administrative expenses is due to an increase in professional fees incurred during the second quarter of 1999. Included in general and administrative expenses at both September 30, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

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

Liquidity and Capital Resources

At September 30, 1999, the Partnership had cash and cash equivalents of approximately $1,977,000 as compared to approximately $1,938,000 at September 30, 1998. For the nine months ended September 30, 1999, cash and cash equivalents increased by approximately $115,000 from the Partnership's year ended December 31, 1998. The increase in cash and cash equivalents is due to approximately $464,000 of cash provided by operating activities which was partially offset by approximately $296,000 of cash used in investing activities and approximately $53,000 of cash used in financing activities. Cash used in investing activities consisted primarily of property improvements and replacements and net deposits to restricted escrows maintained by the mortgage lender. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical asset and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. Capital improvements planned for the Partnership's property are discussed below.

During the nine month period ended September 30, 1999, the Partnership completed approximately $279,000 of capital improvements at the property. These improvements consisted of floor coverings, roof replacements, heating upgrades, landscape improvements, and interior and exterior improvements. These improvements were funded from operating cash flow and replacement reserves. Based on a report received from an independent third party consultant analyzing necessary exterior improvements and estimates by the General Partner on interior improvements, it is estimated that the property requires approximately $344,000 of capital improvements over the next few years. Capital improvements planned for 1999 which include certain of the required improvements and consist of, but are not limited to, appliances, landscaping and outdoor lighting, asphalt improvements, roof replacement, and carpeting. These improvements are expected to cost approximately $359,000.

The additional capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies totaling approximately $2,220,000 are more than the reserve requirement of approximately $2,070,000 at September 30, 1999.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $4,288,000 is amortized over 300 months with a balloon payment of approximately $4,152,000 due on May 31, 2001. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

A cash distribution from surplus cash of approximately $500,000 ($2.76 per limited partnership unit) from proceeds of the sale of Celina Plaza in 1997 was made during the year ended December 31, 1998. No distributions were made in 1999. The Partnership's distribution policy is reviewed on an annual basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, and the timing of the debt maturity, refinancing and/or property sale. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit distributions to its partners in 1999 or subsequent periods.

Tender Offer

On June 2, 1999, AIMCO Properties, L.P., an affiliate of the General Partner commenced a tender offer to purchase up to 62,624.65 (approximately 34.54% of the total outstanding units) units of limited partnership interest in the Partnership for a purchase price of $16 per unit. The offer expired on July 30, 1999. Pursuant to the offer, AIMCO Properties, L.P. acquired 6,602.00 units.
As a result, AIMCO and its affiliates currently own 51,623 units of limited partnership interest in the Partnership representing approximately 28.47% of the total outstanding units. It is possible that AIMCO or its affiliate will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO (see "Item 1. Financial Statements, Note H - Legal Proceedings").

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

Status of Progress in Becoming Year 2000 Compliant, Including Timetable for Completion of Each Remaining Phase

Computer Hardware:

During 1997 and 1998, the Managing Agent identified all of the computer systems at risk and formulated a plan to repair or replace each of the affected systems. In August 1998, the main computer system used by the Managing Agent became fully functional. In addition to the main computer system, PC-based network servers, routers and desktop PCs were analyzed for compliance. The Managing Agent has begun to replace each of the non-compliant network connections and desktop PCs and, as of September 30, 1999, had virtually completed this effort.

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

In April 1999 the Managing Agent embarked on a data center consolidation project that unifies its core financial systems under its Year 2000 compliant system. The estimated completion date for this project is October 1999.

During 1998, the Managing agent began converting the existing property management and rent collection systems to its management properties Year 2000 compliant systems. The estimated additional costs to convert such systems at all properties, is $200,000, and the implementation and testing process was completed in June, 1999.

The final software area is the office software and server operating systems. The Managing Agent has upgraded all non-compliant office software systems on each PC and has upgraded virtually all of the server operating systems.

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

A pre-assessment of the properties by the Managing Agent has indicated virtually no Year 2000 issues. A complete, formal assessment of all the properties by the Managing Agent was virtually completed by September 30, 1999. Any operating equipment that is found non-compliant will be repaired or replaced.

The total cost incurred for all properties managed by the Managing Agent as of September 30, 1999 to replace or repair the operating equipment was approximately $75,000. The Managing Agent estimates the cost to replace or repair any remaining operating equipment is approximately $125,000.

The Managing Agent continues to have "awareness campaigns" throughout the organization designed to raise awareness and report any possible compliance issues regarding operating equipment within its enterprise.

Nature and Level of Importance of Third Parties and Their Exposure to the Year 2000

The Managing Agent has banking relationships with three major financial institutions, all of which have designated their compliance. The Managing Agent has updated data transmission standards with all of the financial institutions. All financial institutions have communicated that they are Year 2000 compliant and accordingly no accounts were required to be moved from the existing financial institutions.

The Partnership does not rely heavily on any single vendor for goods and services, and does not have significant suppliers and subcontractors who share information systems (external agent). To date, the Partnership is not aware of any external agent with a Year 2000 compliance issue that would materially impact the Partnership's results of operations, liquidity, or capital resources. However, the Partnership has no means of ensuring that external agents will be Year 2000 compliant.

The Managing Agent does not believe that the inability of external agents to complete their Year 2000 remediation process in a timely manner will have a material impact on the financial position or results of operations of the Partnership. However, the effect of non-compliance by external agents is not readily determinable.

Costs to Address Year 2000

The total cost of the Year 2000 project to the Managing Agent is estimated at $3.5 million and is being funded from operating cash flows. To date, the Managing Agent has incurred approximately $2.9 million ($0.7 million expenses and $2.2 million capitalized for new systems and equipment) related to all phases of the Year 2000 project. Of the total remaining project costs, approximately $0.5 million is attributable to the purchase of new software and operating equipment, which will be capitalized. The remaining $0.2 million relates to repair of hardware and software and will be expensed as incurred. The Partnership's portion of these costs are not material.

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



                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled ROSALIE NUANES, ET AL. V. INSIGNIA FINANCIAL GROUP, INC., ET AL. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The complaint purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part I - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The complaint seeks monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement ("Stipulation"), settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. The Court has preliminarily approved the Settlement and scheduled a final approval hearing for December 10, 1999. In exchange for a release of all claims, the Stipulation provides that, among other things, an affiliate of the general partner will make tender offers for all outstanding limited partnership interests in 49 partnerships, including the Registrant, subject to the terms and conditions set forth in the Stipulation, and has agreed to establish a reserve to pay an additional amount in settlement to qualifying class members (the "Settlement Fund"). At the final approval hearing, Plaintiffs' counsel will make an application for attorneys' fees and reimbursement of expenses, to be paid in part by the partnerships and in part from the Settlement Fund. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits:

               Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8-K:

               None filed during the quarter ended September 30, 1999.



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



                              CONSOLIDATED CAPITAL PROPERTIES VI


                              By:  CONCAP EQUITIES, INC.
                                   General Partner


                              By:  /s/Patrick J. Foye
                                   Patrick J. Foye
                                   Executive Vice President


                              By:  /s/Martha L. Long
                                   Martha L. Long
                                   Senior Vice President
                                   and Controller


                              Date: