Form 10KSB
period 1999-12-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2000-03-29
CIK 755908

March 30, 2000



United States
Securities and Exchange Commission
Washington, D.C.  20549


RE:   Consolidated Capital Properties VI
      Form 10-KSB
      File No. 0-14099


To Whom it May Concern:

The accompanying Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner.

Please do not hesitate to contact the undersigned with any questions or comments that you might have.

Very truly yours,



Stephen Waters
Real Estate Controller

                  FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER

                               SECTION 13 OR 15(d)

                                   Form 10-KSB

(Mark  One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                    For the fiscal year ended December 31, 1999

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

    55 Beattie Place, PO Box 1089
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

                      Units of Limited Partnership Interest

                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $1,858,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 1999. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                     PART I

Item 1.     Description of Business

Consolidated Capital Properties VI (the "Partnership" or "Registrant") was organized on May 23, 1984, as a limited partnership under California Uniform Limited Partnership Act. The general partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.

On December 7, 1984, the Partnership offered pursuant to a Registration statement filed with the Securities and Exchange Commission $50,000,000 of Limited Partnership Interest (the "Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 6, 1985, with 181,808 Units sold at $250 each, or gross proceeds of approximately $45,452,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

The Registrant is engaged in the business of operating and holding real estate properties for investment. By the end of fiscal 1987, the Partnership had acquired seven properties and a 75% interest in a joint venture with an affiliated partnership which acquired one property. The Registrant continues to own and operate one of these properties. (See "Item 2, Description of Properties".)

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the registrant's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Registrant's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

The Registrant has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner.

Upon the Partnership's formation in 1984, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Group II ("CCG"), a California general partnership, was the non-corporate general partner. In 1988, through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, CEI acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the limited partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement limiting changes of control of the Partnership and approved conversion of the general partner interest of the non-corporate general partner, CCG, to that of a special limited partner ("Special Limited Partner") without voting and without other rights of a limited partner except for the economic interest previously held as a general partner. Pursuant to this amendment to the Partnership Agreement, the non-corporate general partner interest of CCG was converted to that of a Special Limited Partner and CEI became the sole general partner of the Partnership on December 31, 1991.

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

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availabilty of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

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

Schedule of Property

Set forth below for the Registrant's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.

                            Gross
                           Carrying   Accumulated                         Federal
Property                    Value     Depreciation    Rate    Method     Tax Basis
                               (in thousands)                          (in thousands)

Colony of Springdale       $10,407      $ 4,364     5-30 yrs    S/L       $ 5,472


See the "Note A" included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy and "Note L - Change in Accounting Principle".

Schedule of Property Indebtedness

                           Principal                                        Principal
                           Balance At     Stated                             Balance
                          December 31,   Interest    Period    Maturity      Due At
       Property               1999         Rate    Amortized     Date        Maturity
                         (in thousands)

Colony of Springdale
  1st mortgage               $5,590        7.79%     20 yrs    12/2019        $ --

(1) See "Item 7. Financial Statements, Note G" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 1999 and 1998 for the property:

                                      Average Annual            Average Annual
                                       Rental Rate                 Occupancy
                                         (per unit)
 Property                           1999          1998         1999        1998

 Colony of Springdale              $7,114        $6,790         93%         93%

As noted under "Item 1. Description of Business", the real estate industry is highly competitive. The Partnership's property is subject to competition from other residential apartment complexes in the area. The General Partner believes that the property is adequately insured. The property is an apartment complex which leases units for lease terms of one year or less. No residential tenant leases 10% or more of the available rental space. The property is in good physical condition, subject to normal depreciation and deterioration as is typical for assets of this type and age.

Real Estate Taxes and Rates

Real estate taxes and the tax rate in 1999 for the property were:

                                    1999             1999
                                    Taxes            Rate
                               (in thousands)

Colony of Springdale                $ 128            4.57%

Capital Improvements

During the year ended December 31, 1999, the Partnership completed approximately $395,000 of capital improvements at the property. These improvements consisted of carpet and vinyl replacements, balcony and stairway improvements, window replacements, roof replacements, and parking lot enhancements, and were funded from operating cash flow and Partnership reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $78,300. The capital improvements planned for 2000 at the Partnership's property will be made only to the extent of cash available from operations and Partnership reserves.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Item 7. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 1999, no matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 181,808 limited partnership units aggregating $45,452,000. The Partnership currently has 2,840 holders of record owning an aggregate of 181,300 Units. Affiliates of the General Partner owned 73,128 units or 40.34% at December 31, 1999. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 1998 and 1999:

                                                Distributions
                                                           Per Limited
                                      Aggregate (3)      Partnership Unit
                                      (in thousands)

       01/01/98 - 12/31/98              $  500 (1)            $ 2.76

       01/01/99 - 12/31/99              $2,297 (2)            $12.41


(1)   Sales proceeds from sale of Celina Plaza in October 1997.

(2) Refinance proceeds of approximately $1,123,000 from Colony of Springdale and approximately $1,174,000 of operating funds. Distribution was accrued at December 31, 1999 and paid in January 2000.

(3)   See "Item 6" for further details.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies totaling approximately $3,250,000 are more than the reserve requirement of approximately $2,070,000 at December 31, 1999.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2000 or subsequent periods. In addition, the Partnership is restricted from making distributions if the working capital reserve requirement is not met by the Partnership.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 73,128 limited partnership units in the Partnership representing 40.34% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership realized a net loss of approximately $206,000 for the year ended December 31, 1999, compared to a net loss of approximately $101,000 for the year ended December 31, 1998. The increase in net loss for the year ended December 31, 1999 is primarily due to an increase in total expenses and, to a lesser extent, an extraordinary loss on the early extinguishment of the debt encumbering the property (see discussion in "Liquidity and Capital Resources" below), partially offset by an increase in total revenues. The increase in total revenues is due to an increase in rental income which was partially offset by a decrease in other income. The increase in rental income resulted from an increase in rental rates. The decrease in other income is a result of lower cash balances in interest bearing accounts in 1999. The increase in total expenses is primarily due to an increase in general and administrative expenses and, to a lesser extent, an increase in depreciation expense which was partially offset by a decrease in operating expenses. The increase in general and administrative expenses is due to an increase in legal expenses as well as the accrual of a Partnership management fee associated with the distribution of operating cash flow declared at December 31, 1999. The decrease in operating expenses associated with a litigation settlement as previously disclosed in prior quarters is due to decreases in maintenance, property, and insurance expenses. The decrease in maintenance expense is due to a decrease in landscaping (see change in accounting principle below) and exterior building repairs. The decrease in property expense is primarily due to a decrease in maintenance salaries in 1999. The decrease in insurance expense is due to a decrease in premiums resulting from a change of insurance carrier late in 1998.

Included in general and administrative expenses at both December 31, 1999 and 1998, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership agreement are also included.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to decrease net loss by approximately $25,000 ($0.14 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

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

Liquidity and Capital Resources

At December 31, 1999, the Partnership had cash and cash equivalents of approximately $3,032,000 as compared to approximately $1,862,000 at December 31, 1998. Cash and cash equivalents increased approximately $1,170,000 from the Partnership's previous year ended December 31, 1998. The increase is due to approximately $1,163,000 of cash provided by financing activities and approximately $456,000 of cash provided by operating activities which was partially offset by approximately $449,000 of cash used in investing activities. Cash provided by financing activities consisted of proceeds from the refinancing of Colony of Springdale in 1999, partially offset by the payoff of the existing mortgage, principal payments made on the mortgage encumbering the Partnership's property and loan costs associated with the new mortgage. Cash used in investing activities consisted of property improvements and replacements slightly offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the properties for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or $78,300. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. On October 25, 1999, the Partnership refinanced the mortgage encumbering Colony of Springdale Apartments. Interest on the old mortgage was 9.5%. The refinancing replaced indebtedness of $4,281,000 with a new mortgage in the amount of $5,600,000. Payments of approximately $46,111 are due on the first day of each month until the loan matures on December 1, 2019. The prior note was scheduled to mature in May 2001. The lender also required a repair escrow of approximately $135,000 to be established. The loss on early extinguishment of debt for financial statement purposes is approximately $40,000, consisting of the write-off of unamortized loan costs. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies totaling approximately $3,250,000 are more than the reserve requirement of approximately $2,070,000 at December 31, 1999.

A distribution of approximately $2,297,000 approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). A cash distribution from surplus cash of approximately $500,000 from proceeds of the sale of Celina Plaza in October 1997 was made during the year ended December 31, 1998 entirely to the limited partners at $2.76 per limited partnership unit. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2000 or subsequent periods.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 73,128 units of limited partnership units in the Partnership representing 40.34% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Year 2000 Compliance

General Description

The Year 2000 issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. The Partnership is dependent upon the General Partner and its affiliates for management and administrative services ("Managing Agent"). Any of the Managing Agent's computer programs or hardware that had date-sensitive software or embedded chips might have recognized a date using "00" as the year 1900 rather than the year 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

Computer Hardware, Software and Operating Equipment

In 1999, the Managing Agent completed all phases of its Year 2000 program by completing the replacement and repair of any hardware or software system or operating equipment that was not yet Year 2000 compliant. The Managing Agent's hardware and software systems and its operating equipment are now Year 2000 compliant. No material failure or erroneous results have occurred in the Managing Agent's computer applications related to the failure to reference the Year 2000 to date.

Third Parties

To date, the Managing Agent is not aware of any significant supplier or subcontractor (external agent) or financial institution of the Partnership that has a Year 2000 issue that would have a material impact on the Partnership's results of operations, liquidity or capital resources. However, the Managing Agent has no means of ensuring or determining the Year 2000 compliance of external agents. At this time, the Managing Agent does not believe that a Year 2000 issue of any non-compliant external agent will have a material impact on the Partnership's financial position or results of operations.

Costs

The total cost of the Managing Agent's Year 2000 project was approximately $3.2 million and was funded from operating cash flows.

Risks Associated with the Year 2000

The Managing Agent completed all necessary phases of its Year 2000 program in 1999, and did not experience system or equipment malfunctions related to a failure to reference the Year 2000. The Managing Agent or Partnership have not been materially adversely effected by disruptions in the economy generally resulting from the Year 2000 issue.

At this time, the Managing Agent does not believe that the Partnership's businesses, results of operations or financial condition will be materially adversely effected by the Year 2000 issue.

Contingency Plans Associated with the Year 2000

The Managing Agent has not had to implement contingency plans such as manual workarounds or selecting new relationships for its banking or elevator operation activities in order to avoid the Year 2000 issue.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

Report of Ernst & Young, LLP, Independent Auditors

Consolidated Balance Sheet - December 31, 1999

Consolidated Statements of Operations - Years ended December 31, 1999 and 1998

Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows - Years ended December 31, 1999 and 1998

Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors

The Partners

Consolidated Capital Properties VI

We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties VI as of December 31, 1999, and the related consolidated statements of operations, changes in partners' (deficit) capital and cash flows for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Partnership's management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI at December 31, 1999, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note L to the consolidated financial statements, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping effective January 1, 1999.

                                                            /s/ERNST & YOUNG LLP

Greenville, South Carolina
February 24, 2000

                       CONSOLIDATED CAPITAL PROPERTIES VI

                           CONSOLIDATED BALANCE SHEET

                        (in thousands, except unit data)

                                December 31, 1999

Assets
   Cash and cash equivalents                                                $ 3,032
   Receivables and deposits                                                     225
   Restricted escrows                                                           135
   Other assets                                                                 112
   Investment property (Notes G and H):
      Land                                                     $  916
      Buildings and personal property                           9,491
                                                               10,407
      Less accumulated depreciation                            (4,364)        6,043

                                                                            $ 9,547

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $  37
   Tenant security deposit liabilities                                           79
   Accrued property taxes                                                       120
   Other liabilities                                                            219
   Distribution payable (Note F)                                              2,297
   Mortgage note payable (Note G)                                             5,590

Partners' (Deficit) Capital
   General partner                                              $  (1)
   Special limited partners                                       (79)
   Limited partners (181,300 units issued and
      outstanding)                                              1,285         1,205

                                                                            $ 9,547

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                               1999         1998
Revenues:
   Rental income                                             $ 1,687      $ 1,600
   Other income                                                  171          194
      Total revenues                                           1,858        1,794

Expenses:
   Operating                                                     789          851
   General and administrative                                    297          129
   Depreciation                                                  391          360
   Interest                                                      435          440
   Property taxes                                                112          115
      Total expenses                                           2,024        1,895

Loss before extraordinary item                                  (166)        (101)
Extraordinary loss on early extinguishment of debt               (40)          --

Net loss (Note I)                                             $ (206)      $ (101)

Net loss allocated to general partner (0.2%)                      --           --
Net loss allocated to limited partners (99.8%)                  (206)        (101)
                                                              $ (206)      $ (101)
Per limited partnership unit:
   Loss before extraordinary item                             $ (.92)      $ (.56)
   Extraordinary loss on early extinguishment of debt           (.22)          --

      Net loss                                               $ (1.14)      $ (.56)

Distribution per limited partnership unit                    $ 12.41       $ 2.76

           See Accompanying Notes to Consolidated Financial Statements

                         CONSOLIDATED CAPITAL PROPERTIES VI
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)

                                 Limited                 Special
                               Partnership    General    Limited    Limited
                                  Units       Partner    Partners   Partners    Total

Original capital
   contributions                 181,808         $ 1        $ --     $45,452    $45,453

Partners' capital (deficit)
   at December 31, 1997          181,300            1        (52)     4,360      4,309

Amortization of timing
   difference (Note E)                --           --          9         (9)        --

Distributions paid to
   partners                           --           --         --       (500)      (500)

Net loss for the year ended
   December 31, 1998                  --           --         --       (101)      (101)

Partners' capital (deficit)
   at December 31, 1998          181,300            1        (43)     3,750      3,708

Amortization of timing
   difference (Note E)                --           --          9         (9)        --

Distributions paid to
   partners                           --           (2)       (45)    (2,250)    (2,297)

Net loss for the year
   ended December 31, 1999            --           --         --       (206)      (206)

Partners' (deficit) capital
   at December 31, 1999          181,300       $  (1)      $ (79)   $ 1,285    $ 1,205

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      (in thousands, except per unit data)

                                                              Years Ended December 31,
                                                                   1999         1998
Cash flows from operating activities:
  Net loss                                                        $ (206)      $ (101)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                    391          360
     Amortization of loan costs                                       21           25
     Loss on disposition of property                                  20           20
     Extraordinary loss on early extinguishment of debt               40           --
     Change in accounts:
      Receivables and deposits                                        32           91
      Other assets                                                   (22)          16
      Accounts payable                                                26          (49)
      Tenant security deposit liabilities                             11           13
      Accrued taxes                                                    2           --
      Other liabilities                                              141            7

        Net cash provided by operating activities                    456          382

Cash flows from investing activities:
  Property improvements and replacements                            (382)        (227)
  Proceeds from sale of investments                                   --          302
  Net withdrawals from restricted escrows                            (67)          22

        Net cash (used in) provided by investing activities         (449)          97

Cash flows from financing activities:
  Payments on mortgage note payable                                  (70)         (66)
  Repayment of mortgage note payable                              (4,281)          --
  Proceeds from mortgage note payable                              5,600           --
  Loan costs paid                                                    (86)          --
  Distributions to partners                                           --         (500)

        Net cash provided by (used in) financing activities        1,163         (566)

Net increase (decrease) in cash and cash equivalents               1,170          (87)

Cash and cash equivalents at beginning of period                   1,862        1,949

Cash and cash equivalents at end of period                       $ 3,032      $ 1,862

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 412        $ 416

Supplemental disclosure of non cash activity:
  Distribution payable                                           $ 2,297        $ --

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1999

Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties VI, a California limited partnership (the "Partnership" or "Registrant"), was formed on May 23, 1984, to acquire and operate commercial and residential properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). (see "Note B - Transfer of Control"). The directors and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date. The Partnership operates one apartment property located in Ohio.

At the time of the Partnership's formation, Consolidated Capital Equities Corporation ("CCEC"), a Colorado corporation, was the corporate general partner and Consolidated Capital Group II ("CCG"), a California general partnership, was the non-corporate general partner. In 1988 through a series of transactions, Southmark Corporation ("Southmark") acquired controlling interest in CCEC. In December 1988, CCEC filed for reorganization under Chapter 11 of the United States Bankruptcy Code. In 1990, as part of CCEC's reorganization plan, ConCap Equities, Inc. (the "General Partner" or "CEI") acquired CCEC's general partner interests in the Partnership and in 15 other affiliated public limited partnerships (the "Affiliated Partnerships") and CEI replaced CCEC as managing general partner in all 16 partnerships. The selection of CEI as the sole managing general partner was approved by a majority of the Limited Partners in the Partnership and in each of the Affiliated Partnerships pursuant to a solicitation of the Limited Partners dated August 10, 1990. As part of this solicitation, the Limited Partners also approved an amendment to the Partnership Agreement to limit changes of control of the Partnership.

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibit GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

Consolidation: The Partnership's financial statements include the accounts of Colony of Springdale Associates, Ltd. ("Colony Associates"), which holds fee title to the Colony of Springdale Apartments. The results of its operations are included in the Partnership's consolidated financial statements. All interentity transactions between the Partnership and Colony Associates have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Properties: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 1999 or 1998.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used (1) for real property over 15 years for additions prior to March 16, 1984, 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987, and (2) for personal property over 5 years for additions prior to January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the costs of exterior painting and major landscaping (Note L).

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits.

Loan Costs: Net loan costs of approximately $86,000 are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease and such deposits are included in receivables and deposits. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt, after discounting the scheduled loan payments to maturity, approximates its carrying balance.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

The Partnership Agreement, as amended, and as described more fully in "Note E", provides for net income and net losses for both financial and tax reporting purposes to be allocated 99.8% to the Limited Partners and .2% to the General Partner.

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. See "Note J" for required disclosure.

Advertising Costs: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $45,000 in 1999 and approximately $45,000 in 1998 were charged to expense as incurred and are included in operating expenses.

Note B - Transfer of Control

Pursuant to a series of transactions which closed on October 1, 1998 and February 26, 1999, Insignia and Insignia Properties Trust merged into AIMCO, a publicly traded real estate investment trust, with AIMCO being the surviving corporation (the "Insignia Merger"). As a result, AIMCO acquired 100% ownership interest in the General Partner. The General Partner does not believe that this transaction has had or will have a material effect on the affairs and operations of the Partnership.

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner or affiliates of the General Partner during the years ended December 31, 1999 and 1998.

                                                           1999        1998
                                                            (in thousands)

Property management fees (included in operating            $ 91         $86
   expenses)
Reimbursement for services of affiliates (included
   in investment property and operating and general
   and administrative expenses)                            $ 61         $62
Partnership management fee (included in other
   liabilities and general and administrative
   expenses)                                               $102         $--

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $91,000 and $86,000 for the years ended December 31, 1999 and 1998, respectively.

An  affiliate  of  the  Managing  General  Partner  received   reimbursement  of
accountable administrative expenses amounting to approximately $61,000 and $62,000 for the years ended December 31, 1999 and 1998, respectively.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner received approximately $102,000 in January 2000, resulting from the distribution declared in December 1999. No such fees were paid in 1998.

For acting as a broker, an affiliate of the General Partner was entitled to receive 1% of the proceeds of the new mortgage. The Partnership paid to such affiliates $56,000 for the year ended December 31, 1999. This amount is reflected in other assets and is being amortized over the life of the loan.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 73,128 units of limited partnership units in the Partnership representing 40.34% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments and reserves for capital improvements and contingencies totaling approximately $3,250,000 are more than the reserve requirement of approximately $2,070,000 at December 31, 1999.

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

After the conversion, the various Special Limited Partners transferred portions of their interests to CEI so that CEI now holds a .2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partner's capital accounts for financial statement and tax reporting purposes are being amortized to the Limited Partners' capital accounts as the components of the timing differences which created the balance reverse.

Note F - Distributions

A distribution of approximately $2,297,000 approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). A cash distribution from surplus cash of approximately $500,000 from proceeds of the sale of Celina Plaza in October 1997 was made during the year ended December 31, 1998 entirely to the limited partners at $2.76 per limited partnership unit.

Note G - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:

                          Principal    Monthly                           Principal
                         Balance At    Payment     Stated                 Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             1999       Interest     Rate      Date        Maturity
                             (in thousands)
Colony of Springdale
  1st mortgage             $5,590        $ 46      7.79%     12/2019        $ --

The mortgage note payable is non-recourse and secured by pledge of the apartment property and by pledge of revenues from the apartment property. The note has a prepayment penalty requirement if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

On October 25, 1999, the Partnership refinanced the mortgage encumbering Colony of Springdale Apartments. Interest on the old mortgage was 9.5%. The refinancing replaced indebtedness of $4,281,000 with a new mortgage in the amount of $5,600,000. Payments of approximately $46,111 are due on the first day of each month until the loan matures on December 1, 2019. The prior note was scheduled to mature in May 2001. The lender also required a repair escrow of approximately $135,000 to be established. The loss on early extinguishment of debt for financial statement purposes is approximately $40,000, consisting of the write-off of unamortized loan costs.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 1999 are as follows (in thousands):

                             2000                $  122
                             2001                   132
                             2002                   143
                             2003                   154
                             2004                   167
                          Thereafter              4,872
                             Total               $5,590

Note H - Real Estate and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                     Buildings          Cost
                                                    and Related     Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrance      Land       Property      Acquisition
                         (in thousands)                           (in thousands)
Colony of Springdale
  Springdale, Ohio           $5,590        $ 909       $8,358          $1,140


                        Gross Amount At Which Carried
                             At December 31, 1999
                                (in thousands)
                                  Buildings
                                 And Related
                                   Personal             Accumulated     Date    Depreciable
      Description         Land     Property    Total    Depreciation  Acquired   Life-Years
                                                       (in thousands)
Colony of Springdale
  Springdale, Ohio       $ 916     $ 9,491    $10,407     $ 4,364      2/20/87      5-30


Reconciliation of "Real Estate and Accumulated Depreciation"

                                                Years Ended December 31,
                                                  1999            1998
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $10,061          $ 9,866
    Property improvements                           382              227
    Disposals of property                           (36)             (32)
Balance at end of year                          $10,407          $10,061

Accumulated Depreciation
Balance at beginning of year                    $ 3,989          $ 3,641
    Additions charged to expense                    391              360
    Disposals of property                           (16)             (12)
Balance at end of year                          $ 4,364          $ 3,989

The aggregate cost of the investment property for Federal income tax purposes at December 31, 1999 and 1998, is approximately $9,584,000 and $9,189,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 1999 and 1998, is approximately $4,112,000 and $3,724,000, respectively.

Note I - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable income or loss (in thousands, except unit data):

                                                     1999          1998
Net loss as reported                                $ (206)       $ (101)
Add (deduct):
   Depreciation differences                              2            16
   Unearned income                                      (3)          (11)
   Other                                                15            --
   Accruals and prepaids                               135            (2)
   Loss on disposal                                     20            20
Federal taxable loss                                $  (37)       $  (78)
Federal taxable loss per limited
   partnership unit                                 $ (.20)       $ (.41)


The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                         $ 1,205
Land and buildings                                (872)
Accumulated depreciation                           268
Syndication and distribution costs               4,989
Distribution Payable                             2,298
Other                                              443
      Net assets - Federal tax basis           $ 8,331

Note J - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues: The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex in Ohio. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss: The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies.

Factors management used to identify the enterprise's reportable segment: Segment information for the years 1999 and 1998 is shown in the tables below (in thousands). The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 1999                    Residential     Other      Totals

Rental income                              $ 1,687       $  --     $ 1,687
Other income                                    96           75        171
Interest expense                               435           --        435
Depreciation                                   391           --        391
General and administrative expense              --          297        297
Extraordinary loss on early
  extinguishment of debt                       (40)          --        (40)
Segment income (loss)                           16         (222)      (206)
Total assets                                 6,750        2,797      9,547
Capital expenditures for investment
  property                                     382           --        382


                 1998                   Residential     Other      Totals

Rental income                             $ 1,600       $  --      $ 1,600
Other income                                   97           97         194
Interest expense                              440           --         440
Depreciation                                  360           --         360
General and administrative expense             --          129         129
Segment loss                                  (69)         (32)       (101)
Total assets                                6,435        1,889       8,324
Capital expenditures for investment
  property                                    227           --         227

Note K - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Note L - Change In Accounting Principle

Effective January 1, 1999, the Partnership changed its method of accounting to capitalize the cost of exterior painting and major landscaping on a prospective basis. The Partnership believes that this accounting principle change is preferable because it provides a better matching of expenses with the related benefit of the expenditures and it is consistent with industry practice and the policies of the General Partner. The effect of the change in 1999 was to decrease net loss by approximately $25,000 ($0.14 per limited partnership unit). The cumulative effect, had this change been applied to prior periods, is not material. The accounting principle change will not have an effect on cash flow, funds available for distribution or fees payable to the General Partner and affiliates.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Consolidated Capital Properties VI (the "Partnership" or the "Registrant") has no officers or directors. ConCap Equities, Inc. (the "General Partner" or "CEI") manages and controls the Registrant and has general responsibility and authority in all matters affecting its business.

The name of the directors and executive officers of the General Partner, their age and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              42    Executive Vice President and Director

Martha L. Long               40    Senior Vice President and Controller

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

Martha L. Long has been Senior Vice President and Controller of the General Partner and AIMCO since October 1998, as a result of the acquisition of Insignia Financial Group, Inc. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1998. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(e) during the Registrant's most recent fiscal year and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, the Registrant is not aware of any director, officer, beneficial owner of more than ten percent of the units of limited partnership interest in the Registrant that failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years except as follows:
AIMCO Properties, L.P. and its joint filers failed to timely file a Form 3 with respect to its acquisition of Units and AIMCO and its joint filers failed to timely file a Form 4 with respect to its acquisition of Units.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below, as of December 31, 1999, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

Entity                                       Number           Percent
                                            of Units          of Total

Insignia Properties, LP                      42,480            23.43%
   (an affiliate of AIMCO)
AIMCO Properties, LP                         30,648            16.91%
   (an affiliate of AIMCO)


Insignia Properties, L.P is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

As of December 31, 1999, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

                                         Number of            Percent
     Name and Address                    CEI Shares           Of Total

     Insignia Properties Trust            100,000               100%
     55 Beattie Place
     Greenville, SC  29602

Insignia Properties Trust is an affiliate of AIMCO.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner or affiliates of the General Partner during the years ended December 31, 1999 and 1998:

                                                       1999        1998
                                                        (in thousands)

Property management fees                               $ 91         $86
Reimbursement for services of affiliates               $ 61         $62
Partnership management fee                             $102         $--

During the years ended December 31, 1999 and 1998, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's property as compensation for providing property management services. The Registrant paid to such affiliates approximately $91,000 and $86,000 for the years ended December 31, 1999 and 1998, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $61,000 and $62,000 for the years ended December 31, 1999 and 1998, respectively.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner received approximately $102,000 in January 2000, resulting from the distribution declared in December 1999. No such fees were paid in 1998.

For acting as a broker, an affiliate of the General Partner was entitled to receive 1% of the proceeds of the new mortgage. The Partnership paid to such affiliates $56,000 for the year ended December 31, 1999. This amount is reflected in other assets and is being amortized over the life of the loan.

Several tender offers were made by various parties, including affiliates of the General Partner, during the fiscal years ended December 31, 1999 and 1998. As a result of these tender offers, AIMCO and its affiliates currently own 73,128 units of limited partnership units in the Partnership representing 40.34% of the outstanding units. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Consequently, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

            (a)   Exhibits:

                  Exhibit 18, Independent Accountants' Preferability Letter for Change in Accounting Principle, is filed as an exhibit to this report.

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            (b)   Reports on Form 8-K filed during the fourth quarter of 1999:

                  None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CONSOLIDATED CAPITAL PROPERTIES VI

                                    By:   CONCAP EQUITIES, INC.
                                          General Partner

                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President

                                    By:   /s/Martha L. Long
                                          Senior Vice President
                                          and Controller

                                    Date:


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Patrick J. Foye            Executive Vice President            Date:
Patrick J. Foye               and Director

/s/Martha L. Long             Senior Vice President               Date:
Martha L. Long                and Controller

                       CONSOLIDATED CAPITAL PROPERTIES VI

                                  EXHIBIT INDEX

Exhibit Number    Description of Exhibit

2.1 Agreement and Plan of Merger, dated as of October 1, 1998, by and between AIMCO and IPT incorporated by reference to Exhibit 2.1 filed with the Registrant's Current Report on Form 8-K dated October 1, 1998.

3    Certificate of Limited Partnership as amended to date.

10.1 Bill of Sale and Assignment dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.2 Assignment and Assumption Agreement dated October 23, 1990, by and between the CCEC and ConCap Management Limited Partnership ("CCMLP") (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

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

10.5 Investor Services Agreement dated October 23, 1990, by and between the Partnership and CCEC(Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

10.6 Assignment and Assumption Agreement (Investor Services Agreement) dated October 23, 1990, by and between CCEC and ConCap Services Company (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31, 1990).

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

10.10Letter of Notice dated December 20, 1991, from PSI to the Partnership regarding the change in ownership and dissolution of ConCap Capital Company whereby PSI assumed the Financial Services Agreement. (Incorporated by reference to the Annual Report on Form 10-K for the year ended December 31,
     1991).

10.11Property Management Agreement No. 421 dated May 13, 1993, by and between the Partnership and Coventry Properties, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
     1993).

10.12Assignment  and Assumption  Agreement  (Property  Management  Agreement No.
     421) dated May 13, 1993, by and between Coventry Properties, Inc. and R&B Apartment Management Company, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.13Assignment and Agreement as to Certain Property  Management  Services dated
     May 13, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc. (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1993).

10.14Property Management Agreement No. 515 dated June 1, 1993, by and between the Partnership and Coventry Properties, Inc.

10.15Assignment and Agreement as to Certain Property  Management  Services dated
     November 17, 1993, by and between Coventry Properties, Inc. and Partnership Services, Inc.

10.16Stock and Asset  Purchase  Agreement,  dated  December 8, 1994 (the "Gordon
     Agreement"), among MAE-ICC, Inc. ("MAE-ICC"), Gordon Realty Inc. ("Gordon"), GII Realty, Inc. ("GII Realty"), and certain other parties. (Incorporated by reference to Form 8-K dated December 8, 1994).

10.17Exercise of the Option (as defined in the Gordon  Agreement) dated December
     8, 1994, between MAE-ICC and Gordon. (Incorporated by reference to Form 8-K dated December 8, 1994).

10.18Exercise of the  remaining  portion of the Option (as defined in the Gordon
     Agreement)   dated   December   8,  1994,   between   MAE-ICC  and  Gordon.
     (Incorporated by reference to Form 8-K dated October 24, 1995).

10.19Contract to Purchase and Sell  Property  made and entered into as of August
     13, 1997, but effective October 20, 1997, by and between Consolidated Capital Properties VI, a California limited partnership, and The Vandenburg Organization, a Texas corporation regarding Celina Plaza Apartments.

10.20Assignment and assumption of Leases dated October 13, 1997, by and between Consolidated Capital Properties VI, a California limited partnership and The Vandenburg Organization, a Texas corporation regarding Celina Plaza Apartments.

10.21Blanket Conveyance, Bill of Sale and Assignment dated October 13, 1997, by and between Consolidated Capital Properties VI, a California limited partnership and The Vandenburg Organization, a Texas corporation regarding Celina Plaza Apartments.

10.22Multi-family  note between Colony of Springdale  Associates,  Ltd. and GMAC
     Commercial Mortgage Corporation dated October 25, 1999.

11 Statement regarding computation of Net Income per Limited Partnership Unit (Incorporated by reference to Note 1 of Item 8 - Financial Statements of this Form 10-K).

16.1 Letter,  dated August 12, 1992,  from Ernst & Young to the  Securities  and
     Exchange   Commission   regarding   change   in   certifying    accountant.
     (Incorporated by reference to Form 8-K dated August 6, 1992).

16.2 Letter  dated  May  9,  1995  from  the  Registrant's   former  independent
     accountant regarding its concurrence with the statements made by the Registrant regarding a change in the certifying accountant. (Incorporated by reference to Form 8-K dated May 3, 1995).

18 Independent Accountants' Preferability Letter for Change in Accounting Principle.

27   Financial Data Schedule.

                                                                     Exhibit 18


February 7, 2000


Mr. Patrick J. Foye
Executive Vice President
ConCap Equities, Inc.
General Partner of Consolidated Capital Properties VI
55 Beattie Place
P.O. Box 1089
Greenville, South Carolina 29602

Dear Mr. Foye:

Note L of Notes to the Consolidated Financial Statements of Consolidated Capital Properties VI included in its Form 10-KSB for the year ended December 31, 1999 describes a change in the method of accounting to capitalize exterior painting and major landscaping, which would have been expensed under the old policy. You have advised us that you believe that the change is to a preferable method in your circumstances because it provides a better matching of expenses with the related benefit of the expenditures and is consistent with policies currently being used by your industry and conforms to the policies of the General Partner.

There are no authoritative criteria for determining a preferable method based on the particular circumstances; however, we conclude that the change in the method of accounting for exterior painting and major landscaping is to an acceptable alternative method which, based on your business judgment to make this change for the reasons cited above, is preferable in your circumstances.

                                                               Very truly yours,
                                                            /s/Ernst & Young LLP

                                                                   Exhibit 10.22
                                                        FHLMC Loan No. 002724618


                                MULTIFAMILY NOTE
                                  (MULTISTATE)

US $5,600,000.00                                          As of October 25, 1999


      FOR VALUE RECEIVED, the undersigned ("Borrower") jointly and severally (if more than one) promises to pay to the order of GMAC COMMERCIAL MORTGAGE CORPORATION, a California corporation, the principal sum of Five Million Six Hundred Thousand and 00/100 Dollars (US $5,600,000.00), with interest on the unpaid principal balance at the annual rate of seven and seven hundred ninety thousandths percent (7.790%).

1. Defined Terms. As used in this Note, (i) the term "Lender" means the holder of this Note, and (ii) the term "Indebtedness" means the principal of, interest on, or any other amounts due at any time under, this Note, the Security Instrument or any other Loan Document, including prepayment premiums, late charges, default interest, and advances to protect the security of the Security Instrument under Section 12 of the Security Instrument. "Event of Default" and other capitalized terms used but not defined in this Note shall have the meanings given to such terms in the Security Instrument.

2. Address for Payment. All payments due under this Note shall be payable at 650 Dresher Road, P.O. Box 1015, Horsham, Pennsylvania 19044-8015, Attn: Servicing - Account Manager, or such other place as may be designated by written notice to Borrower from or on behalf of Lender.

3. Payment of Principal and Interest. Principal and interest shall be paid as follows:

(a) Unless disbursement of principal is made by Lender to Borrower on the first day of the month, interest for the period beginning on the date of disbursement and ending on and including the last day of the month in which such disbursement is made shall be payable simultaneously with the execution of this Note. Interest under this Note shall be computed on the basis of a 360-day year consisting of twelve 30-day months.

(b) Consecutive monthly installments of principal and interest, each in the amount of Forty Six Thousand One Hundred Eleven and 41/100 Dollars (US
$46,111.41), shall be payable on the first day of each month beginning on December 1, 1999, until the entire unpaid principal balance evidenced by this
Note is fully paid. Any accrued interest remaining past due for 30 days or more shall be added to and become part of the unpaid principal balance and shall bear interest at the rate or rates specified in this Note, and any reference below to "accrued interest" shall refer to accrued interest which has not become part of the unpaid principal balance. Any remaining principal and interest shall be due and payable on November 1, 2019 or on any earlier date on which the unpaid principal balance of this Note becomes due and payable, by acceleration or otherwise (the "Maturity Date"). The unpaid principal balance shall continue to bear interest after the Maturity Date at the Default Rate set forth in this Note until and including the date on which it is paid in full.

(c) Any regularly scheduled monthly installment of principal and interest that is received by Lender before the date it is due shall be deemed to have been received on the due date solely for the purpose of calculating interest due.

4. Application of Payments. If at any time Lender receives, from Borrower or otherwise, any amount applicable to the Indebtedness which is less than all amounts due and payable at such time, Lender may apply that payment to amounts then due and payable in any manner and in any order determined by Lender, in Lender's discretion. Borrower agrees that neither Lender's acceptance of a payment from Borrower in an amount that is less than all amounts then due and payable nor Lender's application of such payment shall constitute or be deemed to constitute either a waiver of the unpaid amounts or an accord and satisfaction.

5. Security. The Indebtedness is secured, among other things, by a multifamily mortgage, deed to secure debt or deed of trust dated as of the date of this Note (the "Security Instrument"), and reference is made to the Security Instrument for other rights of Lender as to collateral for the Indebtedness.

6. Acceleration. If an Event of Default has occurred and is continuing, the entire unpaid principal balance, any accrued interest, the prepayment premium payable under Paragraph 10, if any, and all other amounts payable under this Note and any other Loan Document shall at once become due and payable, at the option of Lender, without any prior notice to Borrower. Lender may exercise this option to accelerate regardless of any prior forbearance.

7. Late Charge. If any monthly amount payable under this Note or under the Security Instrument or any other Loan Document is not received by Lender within ten (10) days after the amount is due, Borrower shall pay to Lender, immediately and without demand by Lender, a late charge equal to five percent (5%) of such amount. Borrower acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the loan evidenced by this Note (the "Loan"), and that it is extremely difficult and impractical to determine those additional expenses. Borrower agrees that the late charge payable pursuant to this Paragraph represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional expenses Lender will incur by reason of such late payment. The late charge is payable in addition to, and not in lieu of, any interest payable at the Default Rate pursuant to Paragraph 8.

8. Default Rate. So long as (a) any monthly installment under this Note remains past due for 30 days or more, or (b) any other Event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of 4 percentage points above the rate stated in the first paragraph of this Note or the maximum interest rate which may be collected from Borrower under applicable law. If the unpaid principal balance and all accrued interest are not paid in full on the Maturity Date, the unpaid principal balance and all accrued interest shall bear interest from the Maturity Date at the Default Rate. Borrower also acknowledges that its failure to make timely payments will cause Lender to incur additional expenses in servicing and processing the Loan, that, during the time that any monthly installment under this Note is delinquent for more than 30 days, Lender will incur additional costs and expenses arising from its loss of the use of the money due and from the adverse impact on Lender's ability to meet its other obligations and to take advantage of other investment opportunities, and that it is extremely difficult and impractical to determine those additional costs and expenses. Borrower also acknowledges that, during the time that any monthly installment under this Note is delinquent for more than 30 days or any other Event of Default has occurred and is continuing, Lender's risk of nonpayment of this Note will be materially increased and Lender is entitled to be compensated for such increased risk. Borrower agrees that the increase in the rate of interest payable under this Note to the Default Rate represents a fair and reasonable estimate, taking into account all circumstances existing on the date of this Note, of the additional costs and expenses Lender will incur by reason of the Borrower's delinquent payment and the additional compensation Lender is entitled to receive for the increased risks of nonpayment associated with a delinquent loan.

9.    Limits on Personal Liability.

(a) Except as otherwise provided in this Paragraph 9, Borrower shall have no personal liability under this Note, the Security Instrument or any other Loan Document for the repayment of the Indebtedness or for the performance of any other obligations of Borrower under the Loan Documents, and Lender's only recourse for the satisfaction of the Indebtedness and the performance of such obligations shall be Lender's exercise of its rights and remedies with respect to the Mortgaged Property and any other collateral held by Lender as security for the Indebtedness. This limitation on Borrower's liability shall not limit or impair Lender's enforcement of its rights against any guarantor of the Indebtedness or any guarantor of any obligations of Borrower.

(b) Borrower shall be personally liable to Lender for the repayment of a portion of the Indebtedness equal to Zero percent (0%) of the original principal balance of this Note, plus any other amounts for which Borrower has personal liability under this Paragraph 9.

(c) In addition to Borrower's personal liability under Paragraph 9(b), Borrower shall be personally liable to Lender for the repayment of a further portion of the Indebtedness equal to any loss or damage suffered by Lender as a result of
(1) failure of Borrower to pay to Lender upon demand after an Event of Default all Rents to which Lender is entitled under Section 3(a) of the Security Instrument and the amount of all security deposits collected by Borrower from tenants then in residence; (2) failure of Borrower to apply all insurance proceeds and condemnation proceeds as required by the Security Instrument; or
(3) failure of Borrower to comply with Section 14(d) or (e) of the Security Instrument relating to the delivery of books and records, statements, schedules and reports.

(d) For purposes of determining Borrower's personal liability under Paragraph 9(b) and Paragraph 9(c), all payments made by Borrower or any guarantor of this Note with respect to the Indebtedness and all amounts received by Lender from the enforcement of its rights under the Security Instrument shall be applied first to the portion of the Indebtedness for which Borrower has no personal liability.

(e) Borrower shall become personally liable to Lender for the repayment of all of the Indebtedness upon the occurrence of any of the following Events of
Default: (1) Borrower's acquisition of any property or operation of any business not permitted by Section 33 of the Security Instrument; (2) a Transfer (including, but not limited to, a lien or encumbrance) that is an Event of Default under Section 21 of the Security Instrument, other than a Transfer consisting solely of the involuntary removal or involuntary withdrawal of a general partner in a limited partnership or a manager in a limited liability company; or (3) fraud or written material misrepresentation by Borrower or any officer, director, partner, member or employee of Borrower in connection with the application for or creation of the Indebtedness or any request for any action or consent by Lender.

(f) In addition to any personal liability for the Indebtedness, Borrower shall be personally liable to Lender for (1) the performance of all of Borrower's obligations under Section 18 of the Security Instrument (relating to environmental matters); (2) the costs of any audit under Section 14(d) of the Security Instrument; and (3) any costs and expenses incurred by Lender in connection with the collection of any amount for which Borrower is personally liable under this Paragraph 9, including fees and out of pocket expenses of attorneys and expert witnesses and the costs of conducting any independent audit of Borrower's books and records to determine the amount for which Borrower has personal liability.

(g) To the extent that Borrower has personal liability under this Paragraph 9, Lender may exercise its rights against Borrower personally without regard to whether Lender has exercised any rights against the Mortgaged Property or any other security, or pursued any rights against any guarantor, or pursued any other rights available to Lender under this Note, the Security Instrument, any other Loan Document or applicable law. For purposes of this Paragraph 9, the term "Mortgaged Property" shall not include any funds that (1) have been applied by Borrower as required or permitted by the Security Instrument prior to the occurrence of an Event of Default or (2) Borrower was unable to apply as required or permitted by the Security Instrument because of a bankruptcy, receivership, or similar judicial proceeding.

10.   Voluntary and Involuntary Prepayments.

(a) A prepayment premium shall be payable in connection with any prepayment made under this Note as provided below:

(1) Borrower may voluntarily prepay all of the unpaid principal balance of this Note on the last Business Day of a calendar month if Borrower has given Lender at least 30 days prior notice of its intention to make such prepayment. Such prepayment shall be made by paying (A) the amount of principal being prepaid,
(B) all accrued interest, (C) all other sums due Lender at the time of such prepayment, and (D) the prepayment premium calculated pursuant to Schedule A. For all purposes including the accrual of interest, any prepayment received by Lender on any day other than the last calendar day of the month shall be deemed to have been received on the last calendar day of such month. For purposes of this Note, a "Business Day" means any day other than a Saturday, Sunday or any other day on which Lender is not open for business. Borrower shall not have the option to voluntarily prepay less than all of the unpaid principal balance.

(2) Upon Lender's exercise of any right of acceleration under this Note, Borrower shall pay to Lender, in addition to the entire unpaid principal balance of this Note outstanding at the time of the acceleration, (A) all accrued interest and all other sums due Lender, and (B) the prepayment premium calculated pursuant to Schedule A.

(3) Any application by Lender of any collateral or other security to the repayment of any portion of the unpaid principal balance of this Note prior to the Maturity Date and in the absence of acceleration shall be deemed to be a partial prepayment by Borrower, requiring the payment to Lender by Borrower of a prepayment premium. The amount of any such partial prepayment shall be computed so as to provide to Lender a prepayment premium computed pursuant to Schedule A without Borrower having to pay out-of-pocket any additional amounts.

(b) Notwithstanding the provisions of Paragraph 10(a), no prepayment premium shall be payable with respect to (A) any prepayment made no more than 180 days before the Maturity Date, or (B) any prepayment occurring as a result of the application of any insurance proceeds or condemnation award under the Security Instrument.

(c)   Schedule A is hereby incorporated by reference into this Note.

(d) Any permitted or required prepayment of less than the unpaid principal balance of this Note shall not extend or postpone the due date of any subsequent monthly installments or change the amount of such installments, unless Lender agrees otherwise in writing.

(e) Borrower recognizes that any prepayment of the unpaid principal balance of this Note, whether voluntary or involuntary or resulting from a default by Borrower, will result in Lender's incurring loss, including reinvestment loss, additional expense and frustration or impairment of Lender's ability to meet its commitments to third parties. Borrower agrees to pay to Lender upon demand damages for the detriment caused by any prepayment, and agrees that it is extremely difficult and impractical to ascertain the extent of such damages. Borrower therefore acknowledges and agrees that the formula for calculating prepayment premiums set forth on Schedule A represents a reasonable estimate of the damages Lender will incur because of a prepayment.

(f) Borrower further acknowledges that the prepayment premium provisions of this Note are a material part of the consideration for the Loan, and acknowledges that the terms of this Note are in other respects more favorable to Borrower as a result of the Borrower's voluntary agreement to the prepayment premium provisions.

11. Costs and Expenses. Borrower shall pay all expenses and costs, including fees and out-of-pocket expenses of attorneys and expert witnesses and costs of investigation, incurred by Lender as a result of any default under this Note or in connection with efforts to collect any amount due under this Note, or to enforce the provisions of any of the other Loan Documents, including those incurred in post-judgment collection efforts and in any bankruptcy proceeding (including any action for relief from the automatic stay of any bankruptcy proceeding) or judicial or non-judicial foreclosure proceeding.

12. Forbearance. Any forbearance by Lender in exercising any right or remedy under this Note, the Security Instrument, or any other Loan Document or otherwise afforded by applicable law, shall not be a waiver of or preclude the exercise of that or any other right or remedy. The acceptance by Lender of any payment after the due date of such payment, or in an amount which is less than the required payment, shall not be a waiver of Lender's right to require prompt payment when due of all other payments or to exercise any right or remedy with respect to any failure to make prompt payment. Enforcement by Lender of any security for Borrower's obligations under this Note shall not constitute an election by Lender of remedies so as to preclude the exercise of any other right or remedy available to Lender.

13.  Waivers.  Presentment,  demand,  notice  of  dishonor,  protest,  notice of acceleration, notice of intent to demand or accelerate payment or maturity, presentment for payment, notice of nonpayment, grace, and diligence in collecting the Indebtedness are waived by Borrower and all endorsers and guarantors of this Note and all other third party obligors.

14. Loan Charges. If any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower in connection with the Loan is interpreted so that any interest or other charge provided for in any Loan Document, whether considered separately or together with other charges provided for in any other Loan Document, violates that law, and Borrower is entitled to the benefit of that law, that interest or charge is hereby reduced to the extent necessary to eliminate that violation. The amounts, if any, previously paid to Lender in excess of the permitted amounts shall be applied by Lender to reduce the unpaid principal balance of this Note. For the purpose of determining whether any applicable law limiting the amount of interest or other charges permitted to be collected from Borrower has been violated, all Indebtedness that constitutes interest, as well as all other charges made in connection with the Indebtedness that constitute interest, shall be deemed to be allocated and spread ratably over the stated term of the Note. Unless otherwise required by applicable law, such allocation and spreading shall be effected in such a manner that the rate of interest so computed is uniform throughout the stated term of the Note.

15. Commercial Purpose. Borrower represents that the Indebtedness is being incurred by Borrower solely for the purpose of carrying on a business or commercial enterprise, and not for personal, family or household purposes.

16. Counting of Days. Except where otherwise specifically provided, any reference in this Note to a period of "days" means calendar days, not Business Days.

17. Governing Law. This Note shall be governed by the law of the jurisdiction in which the Land is located.

18. Captions. The captions of the paragraphs of this Note are for convenience only and shall be disregarded in construing this Note.

19. Notices. All notices, demands and other communications required or permitted to be given by Lender to Borrower pursuant to this Note shall be given in accordance with Section 31 of the Security Instrument.

20. Consent to Jurisdiction and Venue. Borrower agrees that any controversy arising under or in relation to this Note shall be litigated exclusively in the jurisdiction in which the Land is located (the "Property Jurisdiction"). The state and federal courts and authorities with jurisdiction in the Property Jurisdiction shall have exclusive jurisdiction over all controversies which shall arise under or in relation to this Note. Borrower irrevocably consents to service, jurisdiction, and venue of such courts for any such litigation and waives any other venue to which it might be entitled by virtue of domicile, habitual residence or otherwise.

21. WAIVER OF TRIAL BY JURY. BORROWER AND LENDER EACH (A) AGREES NOT TO ELECT A TRIAL BY JURY WITH RESPECT TO ANY ISSUE ARISING OUT OF THIS NOTE OR THE RELATIONSHIP BETWEEN THE PARTIES AS LENDER AND BORROWER THAT IS TRIABLE OF RIGHT BY A JURY AND (B) WAIVES ANY RIGHT TO TRIAL BY JURY WITH RESPECT TO SUCH ISSUE TO THE EXTENT THAT ANY SUCH RIGHT EXISTS NOW OR IN THE FUTURE. THIS WAIVER OF RIGHT TO TRIAL BY JURY IS SEPARATELY GIVEN BY EACH PARTY, KNOWINGLY AND VOLUNTARILY WITH THE BENEFIT OF COMPETENT LEGAL COUNSEL.

      ATTACHED SCHEDULES.  The following Schedules are attached to this Note:

             X       Schedule A    Prepayment Premium (required)

             X       Schedule B    Modifications to Multifamily Note

      IN WITNESS  WHEREOF,  Borrower has signed and  delivered  this Note or has
caused  this  Note  to  be  signed  and   delivered   by  its  duly   authorized
representative.

WITNESS:

                                 COLONY OF SPRINGDALE ASSOCIATES, LTD., a Texas limited partnership

Print Name:
                                 By:  CCP/VI Springdale GP, L.L.C.,
                                      a South Carolina limited liability
                                      company, its general partner

Print Name:
                                 By:  Consolidated Capital Properties VI,
                                      a California limited partnership
                                      its sole and managing member

                                 By:  Concap Equities, Inc.,
                                      a Delaware corporation,
                                      its managing general partner

                                 By:
                                 Name:
                                 Title:

                                 75-2535118
                                 Borrower's Social Security/Employer ID Number

PAY TO THE ORDER OF FEDERAL HOME LOAN MORTGAGE CORPORATION, WITHOUT RECOURSE, AS OF THIS 25th DAY OF OCTOBER, 1999.

GMAC COMMERCIAL MORTGAGE CORPORATION, a
   California corporation

By:
   Donald W. Marshall
   Vice President

                                   SCHEDULE A
                               PREPAYMENT PREMIUM

      Any prepayment premium payable under Paragraph 10 of this Note shall be computed as follows:

(a) If the prepayment is made between the date of this Note and the date that is 180 months after the first day of the first calendar month following the date of this Note (the "Yield Maintenance Period"), the prepayment premium shall be the greater of:

(i) 1.0% of the unpaid principal balance of this Note; or

(ii) the product obtained by multiplying:

(A) the amount of principal being prepaid,

                        by

(B) the excess (if any) of the Monthly Note Rate over the Assumed Reinvestment Rate,

                        by

(C) the Present Value Factor.

For purposes of subparagraph (ii), the following definitions shall apply:

Monthly Note Rate: one-twelfth (1/12) of the annual interest rate of the Note, expressed as a decimal calculated to five digits.

Prepayment Date: in the case of a voluntary prepayment, the date on which the prepayment is made; in any other case, the date on which Lender accelerates the unpaid principal balance of the Note.

Assumed Reinvestment Rate: one-twelfth (1/12) of the yield rate as of the date 5 Business Days before the Prepayment Date, on the 9.250% U.S. Treasury Security due February 1, 2016, as reported in The Wall Street Journal, expressed as a decimal calculated to five digits. In the event that no yield is published on the applicable date for the Treasury Security used to determine the Assumed Reinvestment Rate, Lender, in its discretion, shall select the non-callable Treasury Security maturing in the same year as the Treasury Security specified above with the lowest yield published in The Wall Street Journal as of the applicable date. If the publication of such yield rates in The Wall Street Journal is discontinued for any reason, Lender shall select a security with a comparable rate and term to the Treasury Security used to determine the Assumed Reinvestment Rate. The selection of an alternate security pursuant to this Paragraph shall be made in Lender's discretion.

Present Value Factor: the factor that discounts to present value the costs resulting to Lender from the difference in interest rates during the months remaining in the Yield Maintenance Period, using the Assumed Reinvestment Rate as the discount rate, with monthly compounding, expressed numerically as follows:

                                    [OBJECT OMITTED]

            n = number of months remaining in Yield Maintenance Period

            ARR = Assumed Reinvestment Rate

(b) If the prepayment is made after the expiration of the Yield Maintenance Period but more than 180 days before the Maturity Date, the prepayment premium shall be 1.0% of the unpaid principal balance of this Note.

                                   SCHEDULE B

                        MODIFICATIONS TO MULTIFAMILY NOTE

1. The following paragraph is added to Paragraph 7 of the Note ("Late Charges"):

Notwithstanding any contrary provision contained in this Note, if any sum payable under this Note is not paid within three (3) days from the date on which it is due or the earliest time permitted under applicable law for a late payment charge to accrue, Borrower shall pay to Lender upon demand an amount equal to the lesser of (a) five percent (5%) of such unpaid sum or (b) the maximum amount permitted by applicable law in order to defray a portion of the expenses incurred by Lender in handling and processing such delinquent payment and to compensate Lender for the loss of the use of such delinquent payment. If the day when any payment required under this Note is due is not a Business Day (as defined in Paragraph 10 of the Note), then payment shall be due on the first Business Day thereafter.

2. The first sentence of 8 of the Note ("Default Rate") is hereby deleted and replaced with the following:

So long as (a) any monthly installment under this Note remains past due for more than thirty (30) days or (b) any other event of Default has occurred and is continuing, interest under this Note shall accrue on the unpaid principal balance from the earlier of the due date of the first unpaid monthly installment or the occurrence of such other Event of Default, as applicable, at a rate (the "Default Rate") equal to the lesser of (1) the maximum interest rate which may be collected from Borrower under applicable law or (2) the greater of (i) three percent (3%) above the Interest Rate or (ii) four percent (4.0%) above the then-prevailing Prime Rate. As used herein, the term "Prime Rate" shall mean the rate of interest announced by The Wall Street Journal from time to time as the "Prime Rate".

3. Paragraph 9(c) of the Note is amended to add the following subparagraph (4):

(4) failure by Borrower to pay the amount of the water and sewer charges, taxes, fire, hazard or other insurance premiums, ground rents in accordance with the terms of the Security Instrument.