Form 10QSB
period 2000-03-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2000-05-12
CIK 755908

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

                   For the quarterly period ended March 31, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES VI

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                 March 31, 2000

Assets
   Cash and cash equivalents                                                 $  590
   Receivables and deposits                                                     192
   Restricted escrows                                                           135
   Other assets                                                                 115
   Investment property:
      Land                                                    $  916
      Buildings and related personal property                  9,522
                                                              10,438
      Less accumulated depreciation                           (4,473)         5,965

                                                                            $ 6,997

Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   10
   Tenant security deposit liabilities                                           83
   Accrued property taxes                                                        98
   Other liabilities                                                             91
   Mortgage note payable                                                      5,559

Partners' (Deficit) Capital
   General partner                                             $  (1)
   Special limited partners                                      (77)
   Limited partners (181,300 units issued and
      outstanding)                                             1,234          1,156

                                                                            $ 6,997

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)


                                                   Three Months Ended
                                                        March 31,
                                                  2000             1999
Revenues:
   Rental income                                 $  427           $ 426
   Other income                                      43              35
      Total revenues                                470             461

Expenses:
   Operating                                        188             191
   General and administrative                        36              30
   Depreciation                                     109              90
   Interest                                         145             110
   Property taxes                                    41              26
      Total expenses                                519             447

Net (loss) income                                $  (49)           $ 14

Net (loss) income allocated
   to general partner (.2%)                       $  --            $ --
Net (loss) income allocated
   to limited partners (99.8%)                      (49)             14

                                                 $ ( 49)           $ 14
Net (loss) income per limited
   partnership unit                              $(0.27)         $ 0.08

            See Accompanying Notes to Consolidated Financial Statements

c)

                         CONSOLIDATED CAPITAL PROPERTIES VI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                        (in thousands, except unit data)



                                    Limited                Special
                                  Partnership    General   Limited    Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $  --    $45,452     $45,453

Partners' (deficit) capital
   at December 31, 1999             181,300       $ (1)      $ (79)   $ 1,285     $ 1,205

Amortization of timing

   difference                            --          --          2         (2)         --

Net loss for the three
   months ended March 31, 2000           --          --         --        (49)        (49)

Partners' (deficit) capital
   at March 31, 2000                181,300       $  (1)     $ (77)   $ 1,234     $ 1,156

            See Accompanying Notes to Consolidated Financial Statements

d)

                       CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                   2000         1999
Cash flows from operating activities:
  Net (loss) income                                              $  (49)        $ 14
  Adjustments to reconcile net (loss) income to net
   cash (used in) provided by operating activities:
   Depreciation                                                     109           90
   Amortization of loan costs                                         3            6
  Change in accounts:
      Receivables and deposits                                       33           85
      Other assets                                                   15           (1)
      Accounts payable                                              (27)           1
      Tenant security deposit liabilities                             4           --
      Accrued property taxes                                        (22)         (26)
      Other liabilities                                            (128)          (1)
         Net cash (used in) provided by operating
            activities                                              (62)         168

Cash flows from investing activities:
  Property improvements and replacements                            (31)         (54)
  Net deposits to restricted escrows                                 --          (22)
         Net cash used in investing activities                      (31)         (76)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (31)         (17)
  Loan costs paid                                                   (21)          --
  Distributions paid to partners                                 (2,297)          --
         Net cash used in financing activities                   (2,349)         (17)

Net (decrease) increase in cash and cash equivalents             (2,442)          75
Cash and cash equivalents at beginning of period                  3,032        1,862
Cash and cash equivalents at end of period                       $  590      $ 1,937

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  142        $ 103

            See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the three months ended March 31, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 21      $ 22

 Reimbursement for services of affiliates (included in
   investment property and general and administrative
   expenses)                                                        18        14

During the three months ended March 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $21,000 and $22,000 for each of the three months ended March 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $18,000 and $14,000 for the three months ended March 31, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 74,044 limited partnership units in the Partnership representing 40.841% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 40.841% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies, totaling approximately $809,000 are less than the reserve requirement of approximately $2,070,000 at March 31, 2000. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the property.

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

Note F - Distributions

A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were paid during the first quarter of 1999.

Note G - Segment Reporting

Description of the types of products and services from which the reportable segment derives its revenues:

The Partnership has one reportable segment: residential properties. The Partnership's residential property segment consists of one apartment complex in Ohio. The Partnership rents apartment units to tenants for terms that are typically twelve months or less.

Measurement of segment profit or loss:

The Partnership evaluates performance based on segment profit (loss) before depreciation. The accounting policies of the reportable segment are the same as those of the Partnership as described in the Partnership's Annual Report on Form 10-KSB for the year ended December 31, 1999.

Segment information for the three months ended March 31, 2000 and 1999 (in thousands) is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

                 2000                  Residential      Other      Totals

Rental income                             $  427        $  --       $ 427
Other income                                  28           15          43
Interest expense                             145           --         145
Depreciation                                 109           --         109
General and administrative expense            --           36          36
Segment loss                                 (28)         (21)        (49)
Total assets                               6,699          298       6,997
Capital expenditures for
  investment property                         31           --          31


                 1999                  Residential      Other      Totals

Rental income                             $  426        $  --      $ 426
Other income                                  18           17         35
Interest expense                             110           --        110
Depreciation                                  90           --         90
General and administrative expense            --           30         30
Segment profit (loss)                         27          (13)        14
Total assets                               6,380        1,915      8,295
Capital expenditures for
  investment property                         54           --         54

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the three month periods ended March 31, 2000 and 1999, was 92% and 94%, respectively.

Results of Operations

The Partnership realized a net loss of approximately $49,000 compared to net income of approximately $14,000 for each of the three months ended March 31, 2000 and 1999, respectively. The increase in net loss is primarily due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is due to increases in interest expense, depreciation expense, property tax expense, and general and administrative expenses. The increase in interest expense is due to increased interest paid during the three months ended March 31, 2000 related to the refinancing of the Partnership's property during the fourth quarter of 1999 (see discussion below). The increase in depreciation expense is due to the increase in fixed asset additions during 1999. Property tax expense increased as a result of the timing of the receipt of tax bills which effected the accruals recorded for property taxes. The increase in general and administrative expenses is due to an increase in professional fees incurred during the first quarter of 2000. Included in general and administrative expenses at both March 31, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included. The increase in total revenues resulted from an increase in other income and a slight increase in rental income due to an increase in rental rates. Other income increased as a result of increased lease cancellation fees.

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

Liquidity and Capital Resources

At March 31, 2000, the Partnership had cash and cash equivalents of approximately $590,000 as compared to approximately $1,937,000 at March 31, 1999. For the three months ended March 31, 2000, cash and cash equivalents decreased by approximately $2,442,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $2,349,000 of cash used in financing activities, approximately $31,000 of cash used in investing activities, and approximately $62,000 of cash used in operating activities. Cash used in financing activities consisted of distributions to the partners, loan costs paid, and principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in a money market account.

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

During the three month period ended March 31, 2000, the Partnership completed approximately $31,000 of capital improvements at the property. These improvements consisted primarily of floor covering replacments and appliance replacements. These improvements were funded from operating cash flow. Approximately $177,000 has been budgeted for capital improvements at Colony of Springdale for the year 2000 consisting primarily of floor coverings, sprinkler systems, and heating units. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies totaling approximately $809,000 are less than the reserve requirement of approximately $2,070,000 at March 31, 2000. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the property.

On October 25, 1999, the Partnership refinanced the mortgage encumbering Colony of Springdale Apartments. Interest on the old mortgage was 9.5%. The refinancing replaced indebtedness of $4,247,000 with a new mortgage in the amount of $5,600,000. Payments of approximately $46,000 are due on the first day of each month until the loan matures on December 1, 2019. The lender also required a repair escrow of approximately $135,000 to be established.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,559,000 is amortized over 240 months and matures December 1, 2019.

A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were paid during the first quarter of 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing  and/or  property  sale.  The  Registrant's  distribution  policy is reviewed on an annual basis. No further distributions will be made until the Partnership's working capital reserves exceed the requirement per the Partnership Agreement.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, the General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia ("Insignia Affiliates") of interests in certain general partner entities, past tender offers by Insignia Affiliates to acquire limited partnership units, the management of partnerships by Insignia Affiliates and the Insignia Merger (see "Part 1 - Financial Information, Item 1. Financial Statements, Note B - Transfer of Control"). The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999. Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who own units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Superior Court of the State of California, County of San Mateo, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of class plaintiffs' counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. Certain plaintiffs have filed a motion to disqualify some of the plaintiffs' counsel in the action. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2000.

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