Form 10QSB
period 2000-06-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2000-08-14
CIK 755908

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

                    For the quarterly period ended June 30, 2000


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

ITEM 1.     FINANCIAL STATEMENTS

a)

                       CONSOLIDATED CAPITAL PROPERTIES VI

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                          (in thousands, except unit data)

                                  June 30, 2000

Assets

   Cash and cash equivalents                                                 $  537
   Receivables and deposits                                                      89
   Restricted escrows                                                           136
   Other assets                                                                 140
   Investment property:
      Land                                                    $  916
      Buildings and related personal property                  9,680
                                                              10,596
      Less accumulated depreciation                           (4,585)         6,011

                                                                            $ 6,913

Liabilities and Partners' (Deficit) Capital
Liabilities

   Accounts payable                                                          $   10
   Tenant security deposit liabilities                                           82
   Accrued property taxes                                                        67
   Other liabilities                                                            105
   Mortgage note payable                                                      5,538

Partners' (Deficit) Capital

   General partner                                             $ (1)
   Special limited partners                                      (75)
   Limited partners (181,300 units issued and
      outstanding)                                             1,187          1,111

                                                                            $ 6,913

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                          (in thousands, except unit data)



                                          Three Months               Six Months
                                         Ended June 30,            Ended June 30,
                                        2000         1999         2000         1999

   Revenues:
      Rental income                    $  431        $ 420         $ 858        $ 846
      Other income                         36           40            79           75
          Total revenues                  467          460           937          921

   Expenses:
      Operating                           200          132           388          323
      General and administrative           49           54            85           84
      Depreciation                        112           97           221          187
      Interest                            117          108           262          218
      Property taxes                       34           28            75           54
          Total expenses                  512          419         1,031          866

   Net (loss) income                   $ (45)        $ 41         $ (94)         $ 55

   Net (loss) income allocated to
      general partner (0.2%)            $ --         $ --         $  --         $  --

   Net (loss) income allocated to
      limited partners (99.8%)            (45)          41           (94)          55

                                       $  (45)        $ 41         $ (94)       $  55

   Net (loss) income per limited
      partnership unit                $ (0.25)      $ 0.23       $ (0.52)     $ 0.30


            See Accompanying Notes to Consolidated Financial Statements

c)

                         CONSOLIDATED CAPITAL PROPERTIES VI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)

                          (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficit) capital
   at December 31, 1999             181,300       $ (1)      $ (79)   $ 1,285     $ 1,205

Amortization of timing
   difference                            --          --          4         (4)         --

Net loss for the six
   months ended June 30, 2000            --          --         --        (94)        (94)

Partners' (deficit) capital
   at June 30, 2000                 181,300       $ (1)      $ (75)   $ 1,187     $ 1,111

            See Accompanying Notes to Consolidated Financial Statements

d)

                       CONSOLIDATED CAPITAL PROPERTIES VI

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                   (in thousands)


                                                                  Six Months Ended
                                                                      June 30,
                                                                  2000        1999
Cash flows from operating activities:

  Net (loss) income                                              $ (94)       $   55
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation                                                     221          187
   Amortization of loan costs                                         3           12
  Change in accounts:
      Receivables and deposits                                      136           71
      Other assets                                                    4          (10)
      Accounts payable                                              (27)          10
      Tenant security deposit liabilities                             3            5
      Accrued property taxes                                        (53)           2
      Other liabilities                                            (114)         (13)
         Net cash provided by operating activities                   79          319

Cash flows from investing activities:

  Property improvements and replacements                           (189)        (165)
  Net (deposits to) withdrawals from restricted escrows              (1)           4
         Net cash used in investing activities                     (190)        (161)

Cash flows from financing activities:

  Payments on mortgage notes payable                                (52)         (35)
  Loan costs paid                                                   (35)          --
  Distributions paid to partners                                 (2,297)          --
         Net cash used in financing activities                   (2,384)         (35)

Net (decrease) increase in cash and cash equivalents             (2,495)         123
Cash and cash equivalents at beginning of period                  3,032        1,862
Cash and cash equivalents at end of period                       $ 537       $ 1,985

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 259        $ 206

Distributions to partners of approximately $2,297,000 was accrued at December 31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)
                       CONSOLIDATED CAPITAL PROPERTIES VI

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

Principles of Consolidation

The Partnership's financial statements include the accounts of Colony of Springdale Associates, Ltd. ("Colony Associates"), which holds fee title to the Colony of Springdale Apartments. The results of its operations are included in the Partnership's consolidated financial statements. All inter-entity transactions between the Partnership and Colony Associates have been eliminated.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the six months ended June 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 46      $ 45

 Reimbursement for services of affiliates (included in
   investment property and general and administrative
   expenses)                                                        41        28

During the six months ended June 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $46,000 and $45,000 for each of the six months ended June 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $41,000 and $28,000 for the six months ended June 30, 2000 and 1999, respectively.

AIMCO and its affiliates currently own 74,252 limited partnership units in the Partnership representing 40.955% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on August 2, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining Partnership interest for a purchase price of $11.67 per limited partnership unit. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters. As a result of its ownership of 40.955% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies, totaling approximately $756,000 are less than the reserve requirement of approximately $2,070,000 at June 30, 2000. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the property.

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

Note F - Distributions

A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were made during the six months ended June 30, 1999.

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

Segment information for the three and six month periods ended June 30, 2000 and 1999 (in thousands) is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.

   Three Months Ended June 30, 2000    Residential     Other      Totals

Rental income                             $  431        $ --        $ 431
Other income                                  32            4          36
Interest expense                             117           --         117
Depreciation                                 112           --         112
General and administrative expense            --           49          49
Segment loss                                  --          (45)        (45)


    Six Months Ended June 30, 2000     Residential     Other      Totals

Rental income                             $  858        $ --        $ 858
Other income                                  60           19          79
Interest expense                             262           --         262
Depreciation                                 221           --         221
General and administrative expense            --           85          85
Segment loss                                 (28)         (66)        (94)
Total assets                               6,616          297       6,913
Capital expenditures for
  investment property                        189           --         189


   Three Months Ended June 30, 1999     Residential    Other      Totals

Rental income                              $  420        $ --       $ 420
Other income                                   22          18          40
Interest expense                              108          --         108
Depreciation                                   97          --          97
General and administrative expense             --          54          54
Segment profit (loss)                          77         (36)         41


    Six Months Ended June 30, 1999      Residential    Other      Totals

Rental income                              $  846        $ --       $ 846
Other income                                   40          35          75
Interest expense                              218          --         218
Depreciation                                  187          --         187
General and administrative expense             --          84          84
Segment profit (loss)                         104         (49)         55
Total assets                                6,513       1,835       8,348
Capital expenditures for
  investment property                         165          --         165

Note H - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the six month periods ended June 30, 2000 and 1999, was 92% and 94%, respectively.

Results of Operations

The Partnership realized a net loss of approximately $45,000 and $94,000 compared to net income of approximately $41,000 and $55,000 for the three and six months ended June 30, 2000 and 1999, respectively. The increase in net loss for the three and six months ended June 30, 2000 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses is due to increases in operating expense, depreciation expense, and interest expense. The increase in operating expense is due primarily to increased maintenance, insurance, and property expenses. Maintenance expense increased as a result of decreased insurance proceeds received for casualty loss repairs during the six months ended June 30, 2000 compared to insurance proceeds received for casualty loss repairs during the six months ended June 30, 1999. Insurance expense increased as a result of the timing of the insurance premium invoice which affected the timing of the accrual during the six months ended
June 30, 1999. Property expense increased as a result of increased salary and utility expenses at Colony of Springdale Apartments. The increase in depreciation expense is due to the increase in fixed asset additions during 1999. Interest expense increased due to increased interest paid during the six months ended June 30, 2000 related to the refinancing of the Partnership's property during the fourth quarter of 1999 (see discussion below). The increase in total revenues for the three and six months ended June 30, 2000 resulted from an increase in rental income as the result of an increase in average rental rates despite a slight decrease in occupancy, partially offset during the three months ended June 30, 2000 by a decrease in other income as the result of a decline of interest earned on cash held in interest bearing accounts.

General and administrative expense decreased during the three months ended June 30, 2000 as a result of decreased legal and administrative expenses and remained relatively constant during the six months ended June 30, 2000. Included in general and administrative expenses at both June 30, 2000 and 1999, are management reimbursements to the General Partner allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included.

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

Liquidity and Capital Resources

At June 30, 2000, the Partnership had cash and cash equivalents of approximately $537,000 as compared to approximately $1,985,000 at June 30, 1999. For the six months ended June 30, 2000, cash and cash equivalents decreased by approximately $2,495,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $2,384,000 of cash used in financing activities and approximately $190,000 of cash used in investing activities slightly offset by approximately $79,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, loan costs paid, and principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted primarily of property improvements and replacements and, to a lesser extent, net deposits to restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

During the six month period ended June 30, 2000, the Partnership completed approximately $189,000 of budgeted and unbudgeted capital improvements at the property. These improvements consisted primarily of floor covering replacements, building improvements, and roof replacements. These improvements were funded from operating cash flow. Approximately $242,000 has been budgeted for capital improvements at Colony of Springdale for the year 2000 consisting primarily of floor coverings, sprinkler systems, and heating units. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits, investments, and reserves for capital improvements and contingencies totaling approximately $756,000 are less than the reserve requirement of approximately $2,070,000 at June 30, 2000. The Partnership intends to replenish the working capital reserve from cash flow from operations after consideration of any capital improvement needs of the property.

On October 25, 1999, the Partnership refinanced the mortgage encumbering Colony of Springdale Apartments. Interest on the old mortgage was 9.5%. The refinancing replaced indebtedness of $4,247,000 with a new mortgage in the amount of $5,600,000. Interest on the new mortgage is 7.79%. Payments of approximately $46,000 are due on the first day of each month until the loan matures December 1, 2019. The lender also required a repair escrow of approximately $135,000 to be established.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,538,000 is amortized over 240 months and matures December 1, 2019.

A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were made during the six months ended June 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. The Registrant's distribution policy is reviewed on an annual basis. No further distributions will be made until the Partnership's working capital reserves exceed the requirement per the Partnership Agreement.

                           PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; the management of partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs have filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court will entertain applications for lead counsel which must be filed by August 4, 2000. The Court has scheduled a hearing on August 21, 2000 to address the issue of appointing lead counsel. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2000.

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