Form 10QSB
period 2000-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2000-11-13
CIK 755908

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

                 For the quarterly period ended September 30, 2000


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
                          (in thousands, except unit data)

                               September 30, 2000



Assets
   Cash and cash equivalents                                                 $  656
   Receivables and deposits                                                     139
   Other assets                                                                 139
   Investment property:
      Land                                                    $  916
      Buildings and related personal property                  9,725
                                                              10,641
      Less accumulated depreciation                           (4,689)         5,952

                                                                            $ 6,886
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   14
   Tenant security deposit liabilities                                           83
   Accrued property taxes                                                       101
   Other liabilities                                                            115
   Mortgage note payable                                                      5,507

Partners' (Deficit) Capital
   General partner                                             $  (1)
   Special limited partners                                      (73)
   Limited partners (181,300 units issued and
      outstanding)                                             1,140          1,066

                                                                            $ 6,886

            See Accompanying Notes to Consolidated Financial Statements

b)

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                          Three Months               Nine Months
                                       Ended September 30,       Ended September 30,
                                        2000         1999         2000         1999

   Revenues:
      Rental income                    $  423        $ 414       $ 1,281      $ 1,260
      Other income                         46           42           125          117
          Total revenues                  469          456         1,406        1,377

   Expenses:
      Operating                           200          225           588          548
      General and administrative           67           42           152          126
      Depreciation                        104           68           325          255
      Interest                            109          109           371          327
      Property taxes                       34           29           109           83
          Total expenses                  514          473         1,545        1,339

   Net (loss) income                   $ (45)       $ (17)       $  (139)       $  38

   Net (loss) income allocated to
      general partner (0.2%)            $  --        $ --         $   --         $ --

   Net (loss) income allocated to
      limited partners (99.8%)            (45)         (17)         (139)          38

                                       $  (45)       $ (17)       $ (139)       $  38

   Net (loss) income per limited
      partnership unit                $ (0.25)     $ (0.09)      $ (0.77)     $ 0.21

            See Accompanying Notes to Consolidated Financial Statements

c)

                         CONSOLIDATED CAPITAL PROPERTIES VI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficit) capital
   at December 31, 1999             181,300       $ (1)      $ (79)   $ 1,285     $ 1,205

Amortization of timing
   difference                            --          --          6         (6)         --

Net loss for the nine months
   ended September 30, 2000              --          --         --       (139)       (139)

Partners' (deficit) capital
   at September 30, 2000            181,300       $ (1)      $ (73)   $ 1,140     $ 1,066


            See Accompanying Notes to Consolidated Financial Statements

d)

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                  2000        1999
Cash flows from operating activities:
  Net (loss) income                                              $ (139)      $   38
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation                                                     325          255
   Amortization of loan costs                                         5           19
  Change in accounts:
      Receivables and deposits                                       86          101
      Other assets                                                    3          (20)
      Accounts payable                                              (23)          95
      Tenant security deposit liabilities                             4           10
      Accrued property taxes                                        (19)         (27)
      Other liabilities                                            (104)          (7)
         Net cash provided by operating activities                  138          464

Cash flows from investing activities:
  Property improvements and replacements                           (234)        (279)
  Net withdrawals from (deposits to) restricted escrows             135          (17)
         Net cash used in investing activities                      (99)        (296)

Cash flows from financing activities:
  Payments on mortgage notes payable                                (83)         (53)
  Loan costs paid                                                   (35)          --
  Distributions paid to partners                                 (2,297)          --
         Net cash used in financing activities                   (2,415)         (53)

Net (decrease) increase in cash and cash equivalents             (2,376)         115
Cash and cash equivalents at beginning of period                  3,032        1,862
Cash and cash equivalents at end of period                       $  656      $ 1,977

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $  366        $ 308

Distributions  to partners of  approximately  $2,297,000 was accrued at December
31, 1999 and paid in January 2000.

            See Accompanying Notes to Consolidated Financial Statements

e)

                       CONSOLIDATED CAPITAL PROPERTIES VI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the nine months ended September 30, 2000 and 1999:

                                                                  2000      1999
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 69      $ 68
 Reimbursement for services of affiliates (included in
   investment property and operating and general and
   administrative expenses)                                         85        44

During the nine months ended September 30, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $68,000 for each of the nine months ended September 30, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $85,000 and $44,000 for the nine months ended September 30, 2000 and 1999, respectively.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 79,035 limited partnership units in the Partnership representing 43.593% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. In this regard, on August 2, 2000, an affiliate of AIMCO commenced a tender offer to purchase any and all of the remaining Partnership interest for a purchase price of $11.67 per limited partnership unit. As a result, the affiliate of AIMCO acquired 4,783 limited partnership units. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 43.593% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Note D - Commitment

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents, tenant security deposits and investments totaling approximately $782,000 are less than the reserve requirement of approximately $2,070,000 at September 30, 2000. On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 110,551 units had voted of which 102,214 units had voted in favor of the amendment, 6,832 voted against the amendment and 1,505 units abstained.

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

Note F - Distributions

A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were made during the nine months ended September 30, 1999.

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

Segment information for the three and nine month periods ended September 30, 2000 and 1999 (in thousands) is shown in the tables below. The "Other" column includes Partnership administration related items and income and expense not allocated to the reportable segment.


 Three Months Ended September 30, 2000   Residential     Other       Totals

Rental income                               $  423        $  --       $ 423
Other income                                    42            4          46
Interest expense                               109           --         109
Depreciation                                   104           --         104
General and administrative expense              --           67          67
Segment profit (loss)                           18          (63)        (45)


  Nine Months Ended September 30, 2000   Residential     Other       Totals

Rental income                              $ 1,281       $   --     $ 1,281
Other income                                   102           23         125
Interest expense                               371           --         371
Depreciation                                   325           --         325
General and administrative expense              --          152         152
Segment loss                                   (10)        (129)       (139)
Total assets                                 6,474          412       6,886
Capital expenditures for
  investment property                          234           --         234


  Three Months Ended September 30, 1999    Residential     Other      Totals

Rental income                                 $  414         $ --      $ 414
Other income                                      30           12         42
Interest expense                                 109           --        109
Depreciation                                      68           --         68
General and administrative expense                --           42         42
Segment profit (loss)                             13          (30)       (17)


  Nine Months Ended September 30, 1999     Residential     Other      Totals

Rental income                                $ 1,260       $   --    $ 1,260
Other income                                      70           47        117
Interest expense                                 327           --        327
Depreciation                                     255           --        255
General and administrative expense                --          126        126
Segment profit (loss)                            117          (79)        38
Total assets                                   6,568        1,812      8,380
Capital expenditures for
  investment property                            279           --        279

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the nine month periods ended September 30, 2000 and 1999, was 92% and 94%, respectively.

Results of Operations

The Partnership realized a net loss of approximately $139,000 compared to net income of approximately $38,000 for the nine months ended September 30, 2000 and 1999, respectively. The Partnership realized a net loss of approximately $45,000 and $17,000 for the three months ended September 30, 2000 and 1999, respectively. The increase in net loss for the three and nine months ended September 30, 2000 is due to an increase in total expenses partially offset by an increase in total revenues. The increase in total expenses for the nine month period is due to increases in operating, general and administrative, depreciation, property tax, and interest expenses. The increase in total expenses for the three month period is due to increases in general and administrative and depreciation expenses partially offset by a decrease in operating expense.

The increase in operating expense for the nine month period is due primarily to increased maintenance, insurance, and property expenses. Maintenance expense increased as a result of decreased insurance proceeds received for casualty loss repairs during the nine months ended September 30, 2000 compared to insurance proceeds received for casualty loss repairs during the nine months ended September 30, 1999. Insurance expense increased as a result of the timing of the insurance premium invoice which affected the timing of the accrual during the nine months ended September 30, 1999. Property expense increased as a result of increased salary, employee benefits, and utility expenses at Colony of Springdale Apartments. The decrease in operating expense for the three month period is due primarily to net insurance expense incurred for casualty repairs during the three months ended September 30, 1999. No such costs were incurred during the three months ended September 30, 2000. The increase in general and administrative expense is primarily due to an increase in the costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement are also included at both September 30, 2000 and 1999. The increase in depreciation expense is due to the increase in fixed asset additions during 1999 and 2000. Interest expense increased due to increased interest paid during the nine months ended September 30, 2000 related to the refinancing of the Partnership's property during the fourth quarter of 1999 (see discussion below). The increase in total revenues resulted primarily from an increase in rental income as the result of an increase in average rental rates despite a slight decrease in occupancy.

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

Liquidity and Capital Resources

At September 30, 2000, the Partnership had cash and cash equivalents of approximately $656,000 as compared to approximately $1,977,000 at September 30, 1999. For the nine months ended September 30, 2000, cash and cash equivalents decreased by approximately $2,376,000 from the Partnership's year ended December 31, 1999. The decrease in cash and cash equivalents is due to approximately $2,415,000 of cash used in financing activities and approximately $99,000 of cash used in investing activities slightly offset by approximately $138,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners and, to a lesser extent, loan costs paid, and principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in a money market account.

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

During the nine month period ended September 30, 2000, the Partnership completed approximately $234,000 of budgeted and unbudgeted capital improvements at the property. These improvements consisted primarily of appliance and floor covering replacements, structural improvements, and roof replacements. These improvements were funded from operating cash flow and replacement reserves. Approximately $242,000 has been budgeted for capital improvements at Colony of Springdale for the year 2000 consisting primarily of floor coverings, sprinkler systems, plumbing enhancements, and heating units. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership is required to maintain working capital reserves for contingencies of not less than 5% of Net Invested Capital as defined in the Partnership Agreement. In the event expenditures are made from these reserves, operating revenue shall be allocated to such reserves to the extent necessary to maintain the foregoing level. Reserves, consisting of cash and cash equivalents and tenant security deposits and investments totaling approximately $782,000 are less than the reserve requirement of approximately $2,070,000 at September 30, 2000. On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 110,551 units had voted of which 102,214 units had voted in favor of the amendment, 6,832 voted against the amendment and 1,505 units abstained.

On October 25, 1999, the Partnership refinanced the mortgage encumbering Colony of Springdale Apartments. Interest on the old mortgage was 9.5%. The refinancing replaced indebtedness of $4,247,000 with a new mortgage in the amount of $5,600,000. Interest on the new mortgage is 7.79%. Payments of approximately $46,000 are due on the first day of each month until the loan matures December 1, 2019. Loan costs of approximately $86,000 were capitalized as of December 31, 1999. Additional loan costs of approximately $35,000 were capitalized during the nine months ended September 30, 2000. The loan costs are being amortized over the life of the mortgage and the amortization expense is included in interest expense.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,507,000 is amortized over 240 months and matures December 1, 2019. The General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced or sold for a sufficient amount, the Partnership will risk losing such property through foreclosure.

A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were made during the nine months ended September 30, 1999. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. The Registrant's distribution policy is reviewed on an annual basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital improvements to permit further distributions to its partners during the remainder of 2000 or subsequent periods.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to final court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case. The Court is considering applications for lead counsel and has currently scheduled a hearing on the matter for November 20, 2000. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

On September 16, 2000, the Partnership sought the vote of limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to limited partners and instead permit the General Partner to determine reasonable reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests. Upon expiration of the consent period, a total number of 110,551 units had voted of which 102,214 units had voted in favor of the amendment, 6,832 voted against the amendment and 1,505 units abstained.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2000.

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