Form 10KSB
period 2000-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2001-03-27
CIK 755908

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                                SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]ANNUAL REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934
   [No Fee Required]

                    For the fiscal year ended December 31, 2000

[ ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934
   [No Fee Required]

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

State issuer's revenues for its most recent fiscal year.  $1,854,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2000. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as changes in the supply and demand for similar properties resulting from various market conditions, increases/decreases in unemployment or population shifts, changes in the availability of permanent mortgage financing, changes in zoning laws, or changes in patterns or needs of users. In addition, there are risks inherent in owning and operating residential properties because such properties are susceptible to the impact of economic and other conditions outside of the control of the Partnership.

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

                            Gross
                           Carrying   Accumulated                         Federal
Property                    Value     Depreciation    Rate    Method     Tax Basis
                               (in thousands)                          (in thousands)

Colony of Springdale       $10,659      $ 4,796     5-30 yrs    S/L       $ 5,273

See the "Note A" included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

                           Principal                                        Principal
                           Balance At     Stated                             Balance
                          December 31,   Interest    Period    Maturity      Due At
       Property               2000         Rate    Amortized     Date      Maturity (1)
                         (in thousands)

Colony of Springdale
  1st mortgage               $5,476        7.79%     20 yrs    11/2019        $ --

(1) See "Item 7. Financial Statements, Note F" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2000 and 1999 for the property:

                                       Average Annual            Average Annual
                                        Rental Rate                Occupancy
                                        (per unit)
 Property                           2000          1999         2000        1999

 Colony of Springdale              $7,339        $7,114         92%         93%

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

Real Estate Taxes and Rates

Real estate taxes and the tax rate in 2000 for the property were:

                                    2000             2000
                                    Taxes            Rate
                               (in thousands)

Colony of Springdale                $ 128            4.57%

Capital Improvements

During the year ended December 31, 2000, the Partnership completed approximately $252,000 of capital improvements at the property. These improvements consisted of roof, floor covering, and appliance replacements, and structural improvements. The structural improvements consisted primarily of window, stairwell and deck replacements. These improvements were funded from operating cash flow and capital reserves. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $71,775. The capital improvements planned for 2001 at the Partnership's property will be made only to the extent of cash available from operations.

Item 3.     Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2000, no matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 181,808 limited partnership units aggregating $45,452,000. The Partnership currently has 2,674 holders of record owning an aggregate of 181,300 Units. Affiliates of the General Partner owned 88,077 units or 48.581% at December 31, 2000. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distributions declared by the Partnership for the years ended December 31, 1999 and 2000 and subsequent to December 31, 2000:

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/99 - 12/31/99              $2,297 (1)            $12.41
       01/01/00 - 12/31/00                  --                    --
      Subsequent to 12/31/00               534 (2)              2.94

(1) Consists of refinance proceeds of approximately $1,122,000 from Colony of Springdale and approximately $1,175,000 of operating funds. Distribution was accrued at December 31, 1999 and paid in January 2000.

(2)   Consists of approximately $534,000 from operating cash.

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or property sale. The Partnership's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 88,077 limited partnership units in the Partnership representing 48.581% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.581% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Results of Operations

The Partnership's net loss for the year ended December 31, 2000, was approximately $204,000 as compared to a net loss of approximately $206,000 for the year ended December 31, 1999. The decrease in net loss for the year ended December 31, 2000 is primarily due to a decrease in the extraordinary loss on the early extinguishment of debt encumbering the property in 1999 (see discussion in "Liquidity and Capital Resources" below). The Partnership recognized a loss before extraordinary item of approximately $204,000 during the year ended December 31, 2000 as compared to a loss before extraordinary item of approximately $166,000 for the year ended December 31, 1999. The increase in loss before extraordinary item is primarily due to an increase in total expenses and a slight decrease in total revenues.

The decrease in total revenues is primarily attributable to a decrease in other income which was largely offset by an increase in rental income. The decrease in other income is primarily due to a decrease in interest income. The decrease in interest income is primarily due to the decrease in cash balances held in interest bearing accounts. This decrease was partially offset by an increase in tenant charges collected at the Colony of Springdale. The increase in rental income is due to an increase in the average rental rate partially offset by a slight decrease in occupancy.

The increase in total expenses is primarily attributable to increases in depreciation, interest, and property tax expenses partially offset by a decrease in general and administrative expense. The increase in depreciation expense is the result of fixed assets placed into service during the past two years that are now being depreciated. The increase in interest expense is primarily due to increased interest paid during 2000 related to the refinancing of the mortgage encumbering the Partnership's investment property during the fourth quarter of 1999. The increase in property tax expense is the result of the timing of the tax bill receipts which affected the recording of the accrual during 2000 and 1999.

General and administrative expenses decreased primarily due to the accrual of a Partnership management fee at December 31, 1999 in conjunction with the distribution that was then declared. No such fee was accrued or paid during the year ended December 31, 2000. This decrease was partially offset by an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses were costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2000, the Partnership had cash and cash equivalents of approximately $810,000 as compared to approximately $3,032,000 at December 31, 1999. Cash and cash equivalents decreased approximately $2,222,000 from the Partnership's previous year ended December 31, 1999. The decrease is due to approximately $2,446,000 of cash used in financing activities and approximately $117,000 of cash used in investing activities which was partially offset by approximately $341,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners, and to a lesser extent, principal payments made on the mortgage encumbering the Partnership's property and additional loan costs paid in connection with the October 1999 refinancing of the mortgage. Cash used in investing activities consisted of property improvements and replacements partially offset by net withdrawals from restricted escrows maintained by the mortgage lender. The Partnership invests its working capital reserves in interest bearing accounts.

On October 25, 1999, the Partnership refinanced the mortgage encumbering Colony of Springdale Apartments. Interest on the old mortgage was 9.5%. The refinancing replaced indebtedness of approximately $4,281,000 with a new mortgage in the amount of $5,600,000. Interest on the new mortgage is 7.79%. Payments of approximately $46,000 are due on the first day of each month until the loan matures November 1, 2019. Loan costs of approximately $86,000 were capitalized as of December 31, 1999. Additional loan costs of approximately $35,000 were capitalized as of December 31, 2000. The loan costs are being amortized over the life of the mortgage and the amortization expense is included in interest expense. The loss on early extinguishment of debt for financial statement purposes was approximately $40,000, consisting of the write-off of unamortized loan costs.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $275 per unit or $71,775. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,476,000 matures in November 2019. If the property is not sold prior to the mortgage maturity date, the General Partner will attempt to refinance such indebtedness and/or sell the property prior to such maturity date. If the property cannot be refinanced and/or sold for a sufficient amount, the Partnership may risk losing such property through foreclosure.

On September 16, 2000, the Partnership sought the vote of the limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests.

A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No cash distributions were declared in 2000. Subsequent to December 31, 2000, the Partnership distributed approximately $534,000 to the partners (approximately $533,000 to the limited partners or $2.94 per limited partnership unit) consisting of funds from operations. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves, the timing of the debt maturity, refinancing and/or property sale. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance, however, that the Registrant will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 88,077 limited partnership units in the Partnership representing 48.581% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.581% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

     Report of Ernst & Young, LLP, Independent Auditors

     Consolidated Balance Sheet - December 31, 2000

     Consolidated Statements of Operations - Years ended December 31, 2000 and 1999

     Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2000 and 1999

     Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999

     Notes to Consolidated Financial Statements

                 Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties VI


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties VI as of December 31, 2000, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI at December 31, 2000, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 2, 2001

                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET
                          (in thousands, except unit data)

                                December 31, 2000



Assets
   Cash and cash equivalents                                                 $  810
   Receivables and deposits                                                      21
   Other assets                                                                 131
   Investment property (Notes F and G):
      Land                                                     $  916
      Buildings and personal property                           9,743
                                                               10,659
      Less accumulated depreciation                            (4,796)        5,863

                                                                            $ 6,825
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $  52
   Tenant security deposit liabilities                                           82
   Accrued property taxes                                                       148
   Other liabilities                                                             66
   Mortgage note payable (Note F)                                             5,476

Partners' (Deficit) Capital
   General partner                                              $  (1)
   Special limited partners                                       (70)
   Limited partners (181,300 units issued and
      outstanding)                                              1,072         1,001

                                                                            $ 6,825

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                          (in thousands, except unit data)



                                                           Years Ended December 31,
                                                              2000         1999
Revenues:
   Rental income                                             $ 1,698      $ 1,687
   Other income                                                  156          171
      Total revenues                                           1,854        1,858

Expenses:
   Operating                                                     791          789
   General and administrative                                    201          297
   Depreciation                                                  432          391
   Interest                                                      479          435
   Property taxes                                                155          112
      Total expenses                                           2,058        2,024

Loss before extraordinary item                               $  (204)      $ (166)
Extraordinary loss on early extinguishment of debt                --          (40)

Net loss (Note H)                                            $  (204)      $ (206)

Net loss allocated to general partner (0.2%)                  $   --         $ --
Net loss allocated to limited partners (99.8%)                  (204)        (206)
                                                             $  (204)      $ (206)
Per limited partnership unit:
   Loss before extraordinary item                            $ (1.12)     $ (0.92)
   Extraordinary loss on early extinguishment of debt             --        (0.22)

      Net loss                                               $ (1.12)     $ (1.14)

Distribution per limited partnership unit                     $   --      $ 12.41

           See Accompanying Notes to Consolidated Financial Statements

                         CONSOLIDATED CAPITAL PROPERTIES VI
         CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                          (in thousands, except unit data)



                                 Limited                 Special
                               Partnership    General    Limited    Limited
                                  Units       Partner    Partners   Partners    Total

Original capital
   contributions                 181,808        $ 1        $ --     $45,452    $45,453

Partners' capital (deficit)
   at December 31, 1998          181,300        $ 1       $ (43)    $ 3,750    $ 3,708

Amortization of timing
   difference (Note D)                --           --          9         (9)        --

Distributions paid to
   partners                           --           (2)       (45)    (2,250)    (2,297)

Net loss for the year ended
   December 31, 1999                  --           --         --       (206)      (206)

Partners' (deficit) capital
   at December 31, 1999          181,300           (1)       (79)     1,285      1,205

Amortization of timing
   difference (Note D)                --           --          9         (9)        --

Net loss for the year
   ended December 31, 2000            --           --         --       (204)      (204)

Partners' (deficit) capital
   at December 31, 2000          181,300       $ (1)      $ (70)    $ 1,072    $ 1,001

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (in thousands, except per unit data)


                                                                Years Ended December 31,
                                                                   2000         1999
Cash flows from operating activities:
  Net loss                                                        $ (204)      $ (206)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                    432          391
     Amortization of loan costs                                        6           21
     Loss on disposition of property                                  --           20
     Extraordinary loss on early extinguishment of debt               --           40
     Change in accounts:
      Receivables and deposits                                       204           32
      Other assets                                                    10          (22)
      Accounts payable                                                15           26
      Tenant security deposit liabilities                              3           11
      Accrued taxes                                                   28            2
      Other liabilities                                             (153)         141

        Net cash provided by operating activities                    341          456

Cash flows from investing activities:
  Property improvements and replacements                            (252)        (382)
  Net withdrawals from (deposits to) restricted escrows              135          (67)

        Net cash used in investing activities                       (117)        (449)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (114)         (70)
  Repayment of mortgage note payable                                  --       (4,281)
  Proceeds from mortgage note payable                                 --        5,600
  Loan costs paid                                                    (35)         (86)
  Distributions paid to partners                                  (2,297)          --

        Net cash (used in) provided by financing activities       (2,446)       1,163

Net (decrease) increase in cash and cash equivalents              (2,222)       1,170

Cash and cash equivalents at beginning of period                   3,032        1,862

Cash and cash equivalents at end of period                       $   810      $ 3,032

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   509      $   412

Distributions to partners of  approximately  $2,297,000 were accrued on December
31, 1999 and paid in January 2000.

           See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2000


Note A - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties VI, a California limited partnership (the "Partnership" or "Registrant"), was formed on May 23, 1984, to acquire and operate commercial and residential properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"). (see "Note B - Transfer of Control"). The director and officers of the General Partner also serve as executive officers of AIMCO. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date. The Partnership operates one apartment property located in Ohio.

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

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2000 or 1999.

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

Cash and Cash Equivalents: Includes cash on hand and in banks and money market accounts. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $225,000 at December 31, 2000 that are maintained by the affiliated management company on behalf of affiliated entities in cash concentration accounts.

Loan Costs: Net loan costs of approximately $114,000 are included in other assets and are being amortized on a straight-line basis over the life of the loan.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

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

Segment Reporting: SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising Costs: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $42,000 in 2000 and approximately $45,000 in 1999 were charged to expense as incurred and are included in operating expenses.

Commitment: On September 16, 2000, the Partnership sought the vote of the limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions to reserve requirements of the Partnership. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests.

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

Note C - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner or affiliates of the General Partner during the years ended December 31, 2000 and 1999.

                                                           2000        1999
                                                            (in thousands)

Property management fees (included in operating            $ 92        $ 91
   expenses)
Reimbursement for services of affiliates (included
   in investment property and operating and general
   and administrative expenses)                            $106        $ 61
Partnership management fee (included in other
   liabilities and general and administrative
   expenses)                                               $ --        $102

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $92,000 and $91,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $106,000 and $61,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner received approximately $102,000 in January 2000, resulting from the distribution declared in December 1999. No such fee was earned in 2000.

For acting as a broker, an affiliate of the General Partner was entitled to receive 1% of the proceeds of the mortgage refinanced in 1999. The Partnership paid to such affiliates $56,000 for the year ended December 31, 1999. This amount is reflected in other assets and is being amortized over the life of the loan.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 88,077 limited partnership units in the Partnership representing 48.581% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.581% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Note E - Distributions

A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No cash distributions were declared and paid in 2000. Subsequent to December 31, 2000, the Partnership distributed approximately $534,000 to the partners (approximately $533,000 to the limited partners or $2.94 per limited partnership unit) consisting of funds from operations.

Note F - Mortgage Note Payable

The principle terms of the mortgage note payable are as follows:

                          Principal    Monthly                           Principal
                         Balance At    Payment     Stated                 Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2000       Interest     Rate      Date        Maturity
                             (in thousands)
Colony of Springdale
  1st mortgage             $5,476        $ 46      7.79%     11/2019        $ --

On October 25, 1999, the Partnership refinanced the mortgage encumbering Colony of Springdale Apartments. Interest on the old mortgage was 9.5%. The refinancing replaced indebtedness of approximately $4,281,000 with a new mortgage in the amount of $5,600,000. Payments of approximately $46,000 are due on the first day of each month until the loan matures on November 1, 2019. The lender also required a repair escrow of approximately $135,000 to be established which has been fully utilized as of December 31, 2000. The loss on early extinguishment of debt for financial statement purposes was approximately $40,000, consisting of the write-off of unamortized loan costs.

The mortgage note payable is non-recourse and secured by pledge of the apartment property and by pledge of revenues from the apartment property. The note has a prepayment penalty requirement if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2000 are as follows (in thousands):

                             2001                $  132
                             2002                   143
                             2003                   154
                             2004                   167
                             2005                   180
                          Thereafter              4,700
                             Total               $5,476

Note G - Real Estate and Accumulated Depreciation


                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                     Buildings          Cost
                                                    and Related     Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrance      Land       Property      Acquisition
                         (in thousands)                           (in thousands)
Colony of Springdale
  Springdale, Ohio           $5,476        $ 909       $8,358          $1,392


                        Gross Amount At Which Carried
                             At December 31, 2000
                                (in thousands)

                                  Buildings
                                 And Related
                                   Personal             Accumulated     Date    Depreciable
      Description         Land     Property    Total    Depreciation  Acquired   Life-Years
                                                       (in thousands)
Colony of Springdale
  Springdale, Ohio       $ 916     $ 9,743    $10,659     $ 4,796      2/20/87      5-30

Reconciliation of "Real Estate and Accumulated Depreciation"

                                                Years Ended December 31,
                                                  2000            1999
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $10,407          $10,061
  Property improvements                             252              382
  Disposals of property                              --              (36)
Balance at end of year                          $10,659          $10,407

Accumulated Depreciation
Balance at beginning of year                    $ 4,364          $ 3,989
  Additions charged to expense                      432              391
  Disposals of property                              --              (16)
Balance at end of year                          $ 4,796          $ 4,364

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2000 and 1999, is approximately $9,823,000 and $9,584,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2000 and 1999, is approximately $4,550,000 and $4,112,000, respectively.

Note H - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except unit data):

                                                     2000          1999
Net loss as reported                                $ (204)       $ (206)
Add (deduct):
   Depreciation differences                             (5)            2
   Unearned income                                      (2)           (3)
   Other                                              (112)           15
   Accruals and prepaids                                41           135
   Loss on disposal                                     --            20
Federal taxable loss                                $ (282)        $ (37)
Federal taxable loss per limited
   partnership unit                                 $(1.55)       $(0.20)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                         $ 1,001
Land and buildings                                (836)
Accumulated depreciation                           246
Syndication costs                                4,989
Other                                              351

      Net assets - Federal tax basis           $ 5,751

Note I - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain general partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the Insignia Merger. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001 and defendants are scheduled to respond to the complaint by March 2, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The name of the director and executive officers of the General Partner, their age and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Name                        Age    Position

Patrick J. Foye              43    Executive Vice President and Director

Martha L. Long               41    Senior Vice President and Controller

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1999. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

Martha L. Long has been Senior Vice President and Controller of the General Partner since October 1998 as a result of the acquisition of Insignia Financial Group, Inc. As of February 2001, Ms. Long was also appointed head of the service business for AIMCO. From June 1994 until January 1997, she was the Controller for Insignia, and was promoted to Senior Vice President - Finance and Controller in January 1997, retaining that title until October 1999. From 1988 to June 1994, Ms. Long was Senior Vice President and Controller for The First Savings Bank, FSB in Greenville, South Carolina.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act: Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

The executive officers and director of the General Partner fulfill the obligations of the Audit Committee and oversee the Partnership's financial reporting process on behalf of the General Partner. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the executive officers and director of the General Partner reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of
significant  judgments,   and  the  clarity  of  disclosures  in  the  financial
statements.

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with generally accepted accounting principles, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under generally accepted auditing standards. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2000 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were annual audit services of approximately
$33,000  and  non-audit  services  (principally  tax-related)  of  approximately
$17,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below, as of December 31, 2000, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

Entity                                       Number            Percent
                                            of Units          of Total

Insignia Properties, LP                      42,480            23.431%
   (an affiliate of AIMCO)
AIMCO Properties, LP                         45,597            25.150%
   (an affiliate of AIMCO)

Insignia Properties, L.P is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

As of December 31, 2000, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

                                         Number of            Percent
     Name and Address                    CEI Shares           Of Total

     Insignia Properties Trust            100,000               100%
     55 Beattie Place
     Greenville, SC  29602

Insignia Properties Trust is an affiliate of AIMCO.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner or affiliates of the General Partner during the years ended December 31, 2000 and 1999:

                                                       2000        1999
                                                        (in thousands)

Property management fees                               $ 92        $ 91
Reimbursement for services of affiliates                106          61
Partnership management fee                               --         102

During the years ended December 31, 2000 and 1999, affiliates of the General Partner were entitled to receive 5% of gross receipts from all of the
Registrant's property as compensation for providing property management services. The Registrant paid to such affiliates approximately $92,000 and $91,000 for the years ended December 31, 2000 and 1999, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $106,000 and $61,000 for the years ended December 31, 2000 and 1999, respectively.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner received approximately $102,000 in January 2000, resulting from the distribution declared in December 1999. No such fee was earned in 2000.

For acting as a broker, an affiliate of the General Partner was entitled to receive 1% of the proceeds of the mortgage refinanced in 1999. The Partnership paid to such affiliates $56,000 for the year ended December 31, 1999. This amount is reflected in other assets and is being amortized over the life of the loan.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 88,077 limited partnership units in the Partnership representing 48.581% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.581% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of their affiliation with the General Partner.

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

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2000:

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

     10.22 Multi-family note between Colony of Springdale Associates, Ltd. and GMAC Commercial Mortgage Corporation dated October 25, 1999. (Incorporated by reference to the Annual Report on Form 10-K dated December 31, 1999.)

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