Form 10QSB
period 2001-03-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2001-05-14
CIK 755908

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

                   For the quarterly period ended March 31, 2001


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
                          (in thousands, except unit data)

                                 March 31, 2001



Assets
   Cash and cash equivalents                                                 $  254
   Receivables and deposits                                                      16
   Other assets                                                                 127
   Investment property:
      Land                                                   $   916
      Buildings and related personal property                  9,778
                                                              10,694
      Less accumulated depreciation                           (4,904)         5,790

                                                                            $ 6,187
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $   71
   Tenant security deposit liabilities                                           77
   Accrued property taxes                                                       112
   Other liabilities                                                            101
   Mortgage note payable                                                      5,444

Partners' (Deficit) Capital
   General partner                                             $ (2)
   Special limited partners                                      (88)
   Limited partners (181,300 units issued and
      outstanding)                                               472            382

                                                                            $ 6,187



            See Accompanying Notes to Consolidated Financial Statements


b)

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                          (in thousands, except unit data)



                                                         Three Months Ended
                                                             March 31,
                                                        2001             2000
Revenues:
   Rental income                                        $ 391           $  427
   Other income                                            50               43
      Total revenues                                      441              470

Expenses:
   Operating                                              188              188
   General and administrative                              95               36
   Depreciation                                           108              109
   Interest                                               108              145
   Property taxes                                          27               41
      Total expenses                                      526              519

Net loss                                                $ (85)          $ (49)

Net loss allocated to general partner (0.2%)            $ --             $ --

Net loss allocated to limited partners (99.8%)            (85)             (49)

                                                        $ (85)          $ (49)

Net loss per limited partnership unit                  $(0.47)          $(0.27)

Distribution per limited partnership unit              $ 2.94            $ --

            See Accompanying Notes to Consolidated Financial Statements


c)

                         CONSOLIDATED CAPITAL PROPERTIES VI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficit) capital
   at December 31, 2000             181,300       $ (1)      $ (70)   $ 1,072     $ 1,001

Amortization of timing
   difference                            --          --          2         (2)         --

Distributions to partners                --          (1)       (20)      (513)       (534)

Net loss for the three
   months ended March 31, 2001           --          --         --        (85)        (85)

Partners' (deficit) capital
   at March 31, 2001                181,300       $ (2)      $ (88)    $ 472       $ 382


            See Accompanying Notes to Consolidated Financial Statements


d)

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                  2001        2000
Cash flows from operating activities:
  Net loss                                                       $ (85)       $ (49)
  Adjustments to reconcile net loss to net cash provided
   by (used in) operating activities:
     Depreciation                                                   108          109
     Amortization of loan costs                                       2            3
     Change in accounts:
      Receivables and deposits                                        5           33
      Other assets                                                    2           15
      Accounts payable                                               19          (27)
      Tenant security deposit liabilities                            (5)           4
      Accrued property taxes                                        (36)         (22)
      Other liabilities                                              35         (128)
         Net cash provided by (used in) operating
            activities                                               45          (62)

Cash flows used in investing activities:
  Property improvements and replacements                            (35)         (31)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (32)         (31)
  Loan costs paid                                                    --          (21)
  Distributions paid to partners                                   (534)      (2,297)
         Net cash used in financing activities                     (566)      (2,349)

Net decrease in cash and cash equivalents                          (556)      (2,442)
Cash and cash equivalents at beginning of period                    810        3,032
Cash and cash equivalents at end of period                       $ 254        $ 590

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 71        $ 142


            See Accompanying Notes to Consolidated Financial Statements


e)
                       CONSOLIDATED CAPITAL PROPERTIES VI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000. The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

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

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to an affiliate of the General Partner during the three months ended March 31, 2001 and 2000:

                                                                  2001      2000
                                                                  (in thousands)

 Property management fees (included in operating expenses)        $ 23      $ 21
 Reimbursement for services of affiliates (included in
   investment property and general and administrative
   expenses)                                                        30        18
 Partnership management fees (included in general and
   administrative expenses)                                         46        --

During the three months ended March 31, 2001 and 2000, affiliates of the General Partner were entitled to receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $23,000 and $21,000 for each of the three months ended March 31, 2001 and 2000, respectively.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $30,000 and $18,000 for the three months ended March 31, 2001 and 2000, respectively.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administrative management services. The General Partner received approximately $46,000 in March 2001, resulting from a distribution declared and paid during the three months ended March 31,2001. The General Partner received approximately $102,000 in January 2000, resulting from the distribution declared in December 1999. No such fee was earned in 2000.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 88,125 limited partnership units in the Partnership representing 48.61% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.61% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Note C - Change in Status of Non-Corporate General Partner

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

Note D - Distributions

During the three months ended March 31, 2001, a distribution of approximately $534,000 to the partners (approximately $533,000 to the limited partners or $2.94 per limited partnership unit) consisting of funds from operations was declared and paid. A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were declared or paid during the first quarter of 2000.

Note E - Segment Reporting

Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Note F - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the three month periods ended March 31, 2001 and 2000, was 89% and 92%, respectively. The decrease in occupancy at The Colony of Springdale Apartments is due to increased competition and changing economic conditions in its respective local market.

Results of Operations

The Partnership realized a net loss of approximately $85,000 for the three months ended March 31, 2001 as compared to net loss of approximately $49,000 for the three months ended March 31, 2000. The increase in net loss is primarily due to a decrease in total revenues combined with an increase in total expenses. The decrease in total revenues resulted from a decrease in rental income partially offset by an increase in other income. Rental income decreased as a result of a decrease in occupancy at the Colony of Springdale. Other income increased as a result of increased late charges collected. Total expenses increased due to an increase in general and administrative expense, partially offset by a decrease in property tax expenses and interest expense. The increase in general and administrative expenses is due to the special management fee of 9% on distributions from operations earned during the three months ended March 31, 2001. No such fee was earned during the three months ended March 31, 2000. General and administrative expense also increased due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both March 31, 2001 and 2000, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. The decrease in property tax expense is due to the timing of the receipt of the tax bills which affected the recording of the associated accrual at both March 31, 2001 and 2000. Interest expense decreased due to additional interest being paid during the three months ended March 31, 2000, related to the refinance of the Partnership's property during the fourth quarter of 1999.

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

Liquidity and Capital Resources

At March 31, 2001, the Partnership had cash and cash equivalents of approximately $254,000 as compared to approximately $590,000 at March 31, 2000. For the three months ended March 31, 2001, cash and cash equivalents decreased by approximately $556,000 from the Partnership's year ended December 31, 2000. The decrease in cash and cash equivalents is due to approximately $566,000 of cash used in financing activities and approximately $35,000 of cash used in investing activities partially offset by approximately $45,000 of cash provided by operating activities. Cash used in financing activities consisted of distributions to the partners and principal payments made on the mortgage encumbering the Partnership's property. Cash used in investing activities consisted of property improvements and replacements. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three month period ended March 31, 2001, the Partnership completed approximately $35,000 of capital improvements at the property. These improvements consisted primarily of floor covering replacements and countertop replacements. These improvements were funded from operating cash flow. Approximately $72,000 has been budgeted for capital improvements at Colony of Springdale for the year 2001 consisting primarily of floor coverings and countertops replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as replacement reserves and anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,444,000 is amortized over 240 months and matures December 1, 2019. The General Partner will attempt to refinance and/or sell the property prior to the maturity date. If the property cannot be sold or refinanced for a sufficient amount, the Partnership risks losing the property through foreclosure.

During the three months ended March 31, 2001, a distribution of approximately $534,000 to the partners (approximately $533,000 to the limited partners or $2.94 per limited partnership unit) consisting of funds from operations was declared and paid. A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were declared or paid during the first quarter of 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. The Registrant's distribution policy is reviewed on a quarterly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit additional distributions to its partners during the remainder of 2001 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates currently own 88,125 limited partnership units in the Partnership representing 48.61% of the outstanding units. A number of these units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include without limitation, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.61% of the outstanding units, AIMCO is in a position to significantly influence all voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. The demurrer is scheduled to be heard on May 14, 2001. The Court has also scheduled a hearing on a motion for class certification for August 27, 2001. Plaintiffs must file their motion for class certification no later than June 15, 2001. The General Partner does not anticipate that costs associated with this case will be material to the Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  None.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2001.

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