Form 10KSB
period 2001-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2002-03-22
CIK 755908

FORM 10-KSB--ANNUAL OR TRANSITIONAL REPORT UNDER
                             SECTION 13 OR 15(d)

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934
      [No Fee Required]

                 For the fiscal year ended December 31, 2001

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

State issuer's revenues for its most recent fiscal year.  $1,845,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2001. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

On December 7, 1984, the Partnership offered $50,000,000 of Limited Partnership Interest (the "Units") pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 6, 1985, with 181,808 Units sold at $250 each, or gross proceeds of approximately $45,452,000 to the Partnership. Since its initial offering, the Registrant has not received, nor are limited partners required to make, additional capital contributions.

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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As a part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity, and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibited GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

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

There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

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

                            Gross
                           Carrying   Accumulated                         Federal
Property                    Value     Depreciation    Rate    Method     Tax Basis
                               (in thousands)                          (in thousands)

Colony of Springdale       $10,904      $ 5,202     5-30 yrs    S/L       $ 5,065

See the "Note A" included in "Item 7. Financial Statements" for a description of the Partnership's depreciation policy.

Schedule of Property Indebtedness

                           Principal                                        Principal
                           Balance At     Stated                             Balance
                          December 31,   Interest    Period    Maturity      Due At
       Property               2001         Rate    Amortized     Date      Maturity (1)
                         (in thousands)

Colony of Springdale
  1st mortgage               $5,336        7.79%     20 yrs    11/2019        $ --

(1) See "Item 7. Financial Statements, Note E" for information with respect to the Registrant's ability to repay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2001 and 2000 for the property:

                                       Average Annual            Average Annual
                                        Rental Rate                 Occupancy
                                         (per unit)
 Property                           2001          2000         2001        2000

 Colony of Springdale              $7,366        $7,339         92%         92%

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

Real Estate Taxes and Rates

Real estate taxes and the tax rate in 2001 for the property were:

                                    2001             2001
                                    Taxes            Rate
                               (in thousands)

Colony of Springdale                $ 131            4.68%

Capital Improvements

During the year ended December 31, 2001, the Partnership completed approximately $303,000 of capital improvements at the property. These improvements consisted of roof replacement, floor covering, appliance replacements, structural improvements, and air conditioning unit replacements. These improvements were funded from cash from operations and insurance proceeds. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $78,000. The capital improvements planned for 2002 at the Partnership's property will be made only to the extent of cash available from operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2001, no matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 181,808 limited partnership units aggregating $45,452,000. The Partnership currently has 2,657 holders of record owning an aggregate of 181,300 Units. Affiliates of the General Partner owned 88,726 units or 48.94% at December 31, 2001. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the distribution from operations declared by the Partnership for the years ended December 31, 2001 and 2000 (see "Item 6. Management's Discussion and Analysis or Plan of Operation" for further details):

                                                Distribution
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                      (in thousands)

       01/01/00 - 12/31/00                 $ --                $ --
       01/01/01 - 12/31/01                    534               2.83

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 88,726 limited partnership units ("Units") in the Partnership representing 48.94% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.94% of the outstanding Units, AIMCO is in a position to significantly influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.


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

Results of Operations

The Partnership's net loss for the year ended December 31, 2001, was approximately $171,000 compared to a net loss of approximately $204,000 for the year ended December 31, 2000. The decrease in net loss is due to a decrease in total expenses partially offset by a slight decrease in total revenues. The decrease in total expenses resulted from a decrease in interest and property tax expenses, partially offset by an increase in operating expense. The decrease in interest expense is due to additional interest being paid during the year ended December 31, 2000, related to the refinance of the Partnership's property. The decrease in property tax expense is due to the timing of the receipt of the tax bills, which affected the recording of the related accrual. The increase in operating expense is primarily due to an increase in payroll costs and utility charges at the Partnership's property.

The decrease in revenues is due to a decrease in rental income largely offset by an increase in other income and a casualty gain at the Partnership's property as discussed below. Rental income decreased as a result of an increase in concessions offered to tenants. Other income increased as a result of an increase in late charges collected, slightly offset by a decrease in interest income due to lower average cash balances in interest bearing accounts and a lower interest rate being offered on those accounts.

During the year ended December 31, 2001, a casualty gain of approximately $43,000 was recognized at the Colony of Springdale Apartments. The casualty gain was related to a fire, which resulted from a lightning strike in August 2001. The gain resulted from the receipt of insurance proceeds of approximately
$73,000, net of the write off of undepreciated property improvements and replacements of approximately $30,000.

Included in general and administrative expenses are management reimbursements to the General Partner allowed under the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2001, the Partnership had cash and cash equivalents of approximately $240,000 compared to approximately $810,000 at December 31, 2000. Cash and cash equivalents decreased approximately $570,000 from December 31, 2000 due to approximately $535,000 and $230,000 of cash used in financing and investing activities, respectively, partially offset by approximately $195,000 of cash provided by operating activities. Cash used in financing activities consisted primarily of distributions to the partners, and to a lesser extent, principal payments made on the mortgage encumbering the Partnership's property and payments on advances from an affiliate partially offset by advances from an affiliate. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership $158,000 to cover operating expenses at Colony of Springdale Apartments during the year ended December 31, 2001. The Partnership repaid approximately $19,000 of this advance including approximately $1,000 in accrued interest. Interest is being charged at the prime rate plus 2% and amounted to approximately $2,000. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Registrant and to comply with Federal, state, and local legal and regulatory requirements. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be $300 per unit or approximately $78,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's current assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,336,000 matures in November 2019 at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2015. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership. If the Partnership is unable to extend its term, the ultimate sale price of the investment property may be adversely affected.

On September 16, 2000, the Partnership sought the vote of the limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests.

During the year ended December 31, 2001, a distribution of approximately $534,000 was declared and paid (approximately $513,000 to the limited partners or $2.83 per limited partnership unit) consisting of funds from operations. A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were declared during the year ended December 31, 2000. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or sale of the property. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during 2002 or subsequent periods.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 88,726 limited partnership units (the "Units") in the Partnership representing 48.94% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.94% of the outstanding Units, AIMCO is in a position to significantly influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2001

      Consolidated Statements of Operations - Years ended December 31, 2001 and 2000

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2001 and 2000

      Consolidated Statements of Cash Flows - Years ended December 31, 2001 and 2000

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties VI


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties VI as of December 31, 2001, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI at December 31, 2001, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 15, 2002

                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET
                       (in thousands, except unit data)

                                December 31, 2001



Assets
   Cash and cash equivalents                                                 $  240
   Receivables and deposits                                                      55
   Other assets                                                                 120
   Investment property (Notes E and F):
      Land                                                     $ 916
      Buildings and personal property                           9,988
                                                               10,904
      Less accumulated depreciation                            (5,202)        5,702

                                                                            $ 6,117
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 89
   Tenant security deposit liabilities                                           63
   Accrued property taxes                                                       122
   Other liabilities                                                             71
   Due to Affiliates (Note B)                                                   140
   Mortgage note payable (Note E)                                             5,336

Partners' (Deficit) Capital
   General partner                                              $ (2)
   Special limited partners                                       (81)
   Limited partners (181,300 units issued and
      outstanding)                                                379           296

                                                                            $ 6,117

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2001         2000
Revenues:
   Rental income                                             $ 1,602      $ 1,698
   Other income                                                  200          156
   Casualty gain (Note H)                                         43           --
      Total revenues                                           1,845        1,854

Expenses:
   Operating                                                     867          791
   General and administrative                                    192          201
   Depreciation                                                  434          432
   Interest                                                      421          479
   Property taxes                                                102          155
      Total expenses                                           2,016        2,058

Net loss (Note G)                                            $ (171)      $ (204)

Net loss allocated to general partner                         $ --         $ --
Net loss allocated to limited partners                          (171)        (204)
                                                             $ (171)      $ (204)

Net loss per limited partnership unit                        $ (.94)      $ (1.12)

Distribution per limited partnership unit                    $ 2.83        $ --

        See Accompanying Notes to Consolidated Financial Statements


                      CONSOLIDATED CAPITAL PROPERTIES VI
      CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                       (in thousands, except unit data)



                                 Limited                 Special
                               Partnership    General    Limited    Limited
                                  Units       Partner    Partners   Partners    Total

Original capital
   contributions                 181,808        $ 1        $ --     $45,452    $45,453

Partners' (deficit) capital
   at December 31, 1999          181,300       $ (1)      $ (79)    $ 1,285    $ 1,205

Amortization of timing
   difference (Note C)                --           --          9         (9)        --

Net loss for the year ended
   December 31, 2000                  --           --         --       (204)      (204)

Partners' (deficit) capital
   at December 31, 2000          181,300           (1)       (70)     1,072      1,001

Amortization of timing
   difference (Note C)                --           --          9         (9)        --

Distributions paid to
   partners                           --           (1)       (20)      (513)      (534)

Net loss for the year
   ended December 31, 2001            --           --         --       (171)      (171)

Partners' (deficit) capital
   at December 31, 2001          181,300       $ (2)      $ (81)     $ 379      $ 296

        See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                              Years Ended December 31,
                                                                   2001         2000
Cash flows from operating activities:
  Net loss                                                        $ (171)      $ (204)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                    434          432
     Amortization of loan costs                                        7            6
     Casualty gain                                                   (43)          --
     Change in accounts:
      Receivables and deposits                                       (34)         204
      Other assets                                                     4           10
      Accounts payable                                                37           15
      Tenant security deposit liabilities                            (19)           3
      Accrued taxes                                                  (26)          28
      Other liabilities                                                5         (153)
      Due to Affiliates                                                1           --

        Net cash provided by operating activities                    195          341

Cash flows from investing activities:
  Property improvements and replacements                            (303)        (252)
  Insurance proceeds received                                         73           --
  Net withdrawals from restricted escrows                             --          135

        Net cash used in investing activities                       (230)        (117)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (140)        (114)
  Advances from affiliate                                            158           --
  Payments on advances from affiliate                                (19)          --
  Loan costs paid                                                     --          (35)
  Distributions paid to partners                                    (534)      (2,297)

        Net cash used in financing activities                       (535)      (2,446)

Net decrease in cash and cash equivalents                           (570)      (2,222)

Cash and cash equivalents at beginning of period                     810        3,032

Cash and cash equivalents at end of period                        $ 240        $ 810

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 379        $ 509

Distributions to partners of  approximately  $2,297,000 were accrued at December
31, 1999 and paid in January 2000.

        See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 2001


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

Prior to December 1994, all of CEI's outstanding stock was owned by GII Realty, Inc. In December 1994, the parent of GII Realty, Inc., entered into a transaction (the "Insignia Transaction") in which an affiliate of Insignia Financial Group, Inc. ("Insignia"), acquired an option (exercisable in whole or in part from time to time) to purchase all of the stock of GII Realty, Inc. and, pursuant to a partial exercise of such option, acquired 50.5% of that stock. As part of the Insignia Transaction, the Insignia affiliate also acquired all of the outstanding stock of Partnership Services, Inc., an asset management entity and Insignia acquired all of the outstanding stock of Coventry Properties, Inc., a property management entity. In addition, confidentiality, non-competition, and standstill arrangements were entered into between certain of the parties. Those arrangements, among other things, prohibited GII Realty's former sole shareholder from purchasing Partnership Units for a period of three years. On October 24, 1995, the Insignia affiliate exercised the remaining portion of its option to purchase all of the remaining outstanding capital stock of GII Realty, Inc.

Consolidation: The Partnership's financial statements include the accounts of Colony of Springdale Associates, Ltd., which holds fee title to the Colony of Springdale Apartments. The results of its operations are included in the Partnership's consolidated financial statements. All interpartnership transactions have been eliminated.

Uses of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2001 or 2000. See "Recent Accounting Pronouncements" below.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 18 years for additions after March 15, 1984 and before May 9, 1985, and 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of
(1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $234,000 at December 31, 2001 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Loan Costs: Net loan costs of approximately $108,000 are included in other assets and are being amortized on a straight-line basis over the life of the loan.

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

The Partnership Agreement, as amended, and as described more fully in "Note C", provides net income and losses to be allocated to the general partner, special limited partners and limited partners at 0.2%, 3.8% and 96%, respectively. At no time shall net losses be allocated to the special limited partners if such allocation would make the capital balance negative or make a negative balance larger. In the event that a loss is not allocated to the special limited partners, it is allocated to the limited partners. As the partnership is currently recognizing net losses and the special limited partners' capital balance is negative, net losses are allocated 0.2% to the general partner and 99.8% to the limited partners.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment. The General Partner believes that segment-based disclosures will not result in a more meaningful presentation than the consolidated financial statements as currently presented.

Advertising Costs: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $53,000 in 2001 and approximately $42,000 in 2000 were charged to expense as incurred and are included in operating expenses.

Commitment: On September 16, 2000, the Partnership sought the vote of the limited partners to amend the Partnership Agreement to eliminate the requirement for the Partnership to maintain reserves equal to at least 5% of the limited partners' capital contributions less distributions. The vote was sought pursuant to a Consent Solicitation that expired on October 16, 2000 at which time the amendment was approved by the requisite percent of limited partnership interests.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The General Partner does not anticipate that its adoption will have a material effect on the financial position or results of operations of the Partnership.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner or affiliates of the General Partner during the years ended December 31, 2001 and 2000.

                                                           2001        2000
                                                            (in thousands)

Property management fees (included in operating            $ 96        $ 92
   expenses)
Reimbursement for services of affiliates (included
   in investment property and operating and general
   and administrative expenses)                             172         106
Partnership management fee (included in other
   liabilities and general and administrative
   expenses)                                                 52          --

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management  services.  The  Partnership  paid to such  affiliates  approximately
$96,000  and  $92,000  for  the  years  ended   December   31,  2001  and  2000,
respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $172,000 and $106,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $110,000 and $3,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner received approximately $52,000 during the year ended December 31, 2001. The General Partner received approximately $102,000 in January 2000, resulting from a distribution declared during the year ended December 31, 1999. No such fee was earned in 2000.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership $158,000 to cover operating expenses at Colony of Springdale Apartments during the year ended December 31, 2001. The Partnership repaid approximately $19,000 of this advance including approximately $1,000 in accrued interest. Interest is being charged at the prime rate plus 2% and amounted to approximately $2,000. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $19,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 88,726 limited partnership units (the "Units") in the Partnership representing 48.94% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.94% of the outstanding Units, AIMCO is in a position to significantly influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

Note D - Distributions

During the year ended December 31, 2001, a distribution of approximately $534,000 was declared and paid (approximately $513,000 to the limited partners or $2.83 per limited partnership unit) consisting of funds from operations. A distribution of approximately $2,297,000 (approximately $2,250,000 to the limited partners or $12.41 per limited partnership unit) was accrued during December 1999 and paid in January 2000. This distribution consisted of cash from operations of approximately $1,175,000 (approximately $1,128,000 to the limited partners or $6.22 per limited partnership unit) and refinancing proceeds of approximately $1,122,000 to the limited partners ($6.19 per limited partnership unit). No distributions were declared during the year ended December 31, 2000.

Note E - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

                          Principal    Monthly                           Principal
                         Balance At    Payment     Stated                 Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2001       Interest     Rate      Date        Maturity
                             (in thousands)
Colony of Springdale
  1st mortgage             $5,336        $ 46      7.79%     11/2019        $ --

The mortgage note payable is non-recourse and secured by pledge of the apartment property and by pledge of revenues from the apartment property. The note has a prepayment penalty requirement if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2001 are as follows (in thousands):

                             2002                $  143
                             2003                   154
                             2004                   167
                             2005                   180
                             2006                   194
                          Thereafter              4,498
                             Total               $5,336

Note F - Real Estate and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                     Buildings          Cost
                                                    and Related     Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrance      Land       Property      Acquisition
                         (in thousands)                           (in thousands)
Colony of Springdale
  Springdale, Ohio           $5,336        $ 909       $8,358          $1,637


                          Gross Amount At Which Carried
                              At December 31, 2001
                                (in thousands)

                                    Buildings
                                   And Related
                                   Personal             Accumulated     Date    Depreciable
      Description         Land     Property    Total    Depreciation  Acquired   Life-Years
                                                       (in thousands)
Colony of Springdale
  Springdale, Ohio       $ 916     $ 9,988    $10,904     $ 5,202      2/20/87      5-30


Reconciliation of "Real Estate and Accumulated Depreciation"

                                                Years Ended December 31,
                                                  2001            2000
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $10,659          $10,407
  Property improvements                             303              252
  Disposals of property                             (58)              --
Balance at end of year                          $10,904          $10,659

Accumulated Depreciation
Balance at beginning of year                    $ 4,796          $ 4,364
  Additions charged to expense                      434              432
  Disposals of property                             (28)              --
Balance at end of year                          $ 5,202          $ 4,796

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2001 and 2000, is approximately $10,052,000 and $9,823,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2001 and 2000, is approximately $4,987,000 and $4,550,000, respectively.

Note G - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net loss and Federal taxable loss (in thousands, except per unit data):

                                                     2001          2000
Net loss as reported                                $ (171)       $ (204)
Add (deduct):
   Depreciation differences                             (3)           (5)
   Unearned income                                       2            (2)
   Other                                              (100)         (112)
   Accruals and prepaids                               (12)           41
Federal taxable loss                                $ (284)       $ (282)
Federal taxable loss per limited
   partnership unit                                 $(1.56)       $(1.55)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                          $ 296
Land and buildings                                (852)
Accumulated depreciation                           215
Syndication costs                                4,989
Other                                              284

      Net assets - Federal tax basis           $ 4,932

Note H - Casualty Event

During the year ended December 31, 2001, a casualty gain of approximately $43,000 was recognized at the Colony of Springdale Apartments. The casualty gain was related to a fire, which resulted from a lightning strike in August 2001. The gain resulted from the receipt of insurance proceeds of approximately
$73,000, net of the write off of undepreciated property improvements and replacements of approximately $30,000.

Note I - Legal Proceedings

In March 1998, several putative unitholders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purports to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) which are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities which were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs seek monetary damages and equitable relief, including judicial dissolution of the Partnership. On June 25, 1998, the General Partner filed a motion seeking dismissal of the action. In lieu of responding to the motion, the plaintiffs filed an amended complaint. The General Partner filed demurrers to the amended complaint which were heard February 1999.

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants intend to oppose the motion and are scheduled to file their opposition brief on March 26, 2002. A hearing on the motion has been scheduled for April 29, 2002. The Court has set the matter for trial in January 2003.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action.

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

Name                        Age    Position

Patrick J. Foye              44    Executive Vice President and Director

Martha L. Long               42    Senior Vice President and Controller

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

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of
Section 15(d) of such Act. Further, one or more of the above persons are also directors and/or officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

The executive officers and director of the General Partner reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States, their judgments as to the quality, not just the acceptability, of the Partnership's accounting principles and such other matters as are required to be discussed with the Audit Committee or its equivalent under auditing standards generally accepted in the United States. In addition, the Partnership has discussed with the independent auditors the auditors' independence from management and the Partnership including the matters in the written disclosures required by the Independence Standards Board and considered the compatibility of non-audit services with the auditors' independence.

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner has approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2001 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for the current fiscal year. Fees for the last fiscal year were audit services of approximately $36,000 and non-audit services (principally tax-related) of approximately $18,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below, as of December 31, 2001, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

Entity                                       Number            Percent
                                            of Units          of Total

Insignia Properties, LP                      42,480            23.43%
   (an affiliate of AIMCO)
AIMCO Properties, LP                         46,246            25.51%
   (an affiliate of AIMCO)

Insignia Properties, L.P is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 2000 South Colorado Boulevard, Denver, Colorado 80222.

No director or officer of the General Partner owns any Units.

As of December 31, 2001, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

                                         Number of            Percent
     Name and Address                    CEI Shares           Of Total

     Insignia Properties Trust            100,000               100%
     55 Beattie Place
     Greenville, SC  29602

Insignia Properties Trust is an affiliate of AIMCO.

Item 12.    Certain Relationships and Related Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership. The following expenses were paid or accrued to the General Partner or affiliates of the General Partner during the years ended December 31, 2001 and 2000.

                                                           2001        2000
                                                            (in thousands)

Property management fees                                   $ 96        $ 92
Reimbursement for services of affiliates                    172         106
Partnership management fee                                   52          --

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management  services.  The  Partnership  paid to such  affiliates  approximately
$96,000  and  $92,000  for  the  years  ended   December   31,  2001  and  2000,
respectively.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $172,000 and $106,000 for the years ended December 31, 2001 and 2000, respectively. Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $110,000 and $3,000 for the years ended December 31, 2001 and 2000, respectively. The construction management service fees are calculated based on a percentage of current and certain prior year additions to investment property and are being depreciated over 15 years.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner received approximately $52,000 during the year ended December 31, 2001. The General Partner received approximately $102,000 in January 2000, resulting from a distribution declared during the year ended December 31, 1999. No such fee was earned in 2000.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership $158,000 to cover operating expenses at Colony of Springdale Apartments during the year ended December 31, 2001. The Partnership repaid approximately $19,000 of this advance including approximately $1,000 in accrued interest. Interest is being charged at the prime rate plus 2% and amounted to approximately $2,000. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2000.

Beginning in 2001, the Partnership began insuring its properties up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its properties above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2001, the Partnership paid AIMCO and its affiliates approximately $19,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interest in the Partnership, AIMCO and its affiliates owned 88,726 limited partnership units (the "Units") in the Partnership representing 48.94% of the outstanding Units at December 31, 2001. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will make one or more additional offers to acquire additional limited partnership interests in the Partnership for cash or in exchange for units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters, which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 48.94% of the outstanding Units, AIMCO is in a position to significantly influence all such voting decisions with respect to the Registrant. When voting on matters, AIMCO would in all likelihood vote the Units it acquired in a manner favorable to the interest of the General Partner because of its affiliation with the General Partner.

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

After the conversion, the various owners of interests in the Special Limited Partner transferred portions of their interests to CEI so that CEI now holds a ..2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partners' capital accounts for financial statement and tax reporting purposes is being amortized to the Limited Partners' capital account as the components of the timing differences which created the balance reverse.


Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits:

            None.

      (b)   Reports on Form 8-K filed during the fourth quarter of 2001:

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