Form 10QSB
period 2002-06-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2002-08-14
CIK 755908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                    For the quarterly period ended June 30, 2002


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
   1934


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


                         PART I - FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS


                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                          (in thousands, except unit data)

                                  June 30, 2002



Assets
   Cash and cash equivalents                                                 $   93
   Receivables and deposits                                                      42
   Other assets                                                                 135
   Investment property:
      Land                                                    $ 916
      Buildings and related personal property                 10,186
                                                              11,102
      Less accumulated depreciation                           (5,425)         5,677

                                                                            $ 5,947
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 14
   Tenant security deposit liabilities                                           71
   Accrued property taxes                                                        59
   Other liabilities                                                            130
   Due to affiliates                                                             77
   Mortgage note payable                                                      5,266

Partners' (Deficit) Capital
   General partner                                             $ (2)
   Special limited partners                                      (76)
   Limited partners (181,300 units issued and
      outstanding)                                               408            330

                                                                            $ 5,947



            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except per unit data)



                                          Three Months               Six Months
                                         Ended June 30,            Ended June 30,
                                        2002         2001         2002         2001

   Revenues:
      Rental income                    $ 443        $ 381         $ 867        $ 772
      Other income                         62           40           107           90
      Casualty gain                        18           --            18           --
          Total revenues                  523          421           992          862

   Expenses:
      Operating                           197          200           371          388
      General and administrative           37           47            80          142
      Depreciation                        114          110           225          218
      Interest                            107           99           214          207
      Property taxes                       38           28            68           55
          Total expenses                  493          484           958        1,010

   Net income (loss)                    $ 30        $ (63)        $ 34        $ (148)

   Net income (loss) allocated to
      general partner (0.2%)            $ --         $ --         $ --         $ --

   Net income (loss) allocated to
      limited partners (99.8%)             30          (63)           34         (148)

                                        $ 30        $ (63)        $ 34        $ (148)

   Net income (loss) per limited
      partnership unit                 $ 0.17      $ (0.35)      $ 0.19       $ (0.82)

   Distribution per limited
      partnership unit                  $ --         $ --         $ --        $ 2.83

            See Accompanying Notes to Consolidated Financial Statements

                         CONSOLIDATED CAPITAL PROPERTIES VI
          CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                          (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficit) capital
   at December 31, 2001             181,300       $ (2)      $ (81)    $ 379       $ 296

Amortization of timing
   difference                            --          --          5         (5)         --

Net income for the six
   months ended June 30, 2002            --          --         --         34          34

Partners' (deficit) capital
   at June 30, 2002                 181,300       $ (2)      $ (76)    $ 408       $ 330

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                  2002        2001
Cash flows from operating activities:
  Net income (loss)                                               $ 34       $ (148)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                                     225          218
   Amortization of loan costs                                         3            3
   Casualty gain                                                    (18)          --
  Change in accounts:
      Receivables and deposits                                       13           10
      Other assets                                                  (18)         (17)
      Accounts payable                                              (75)           3
      Tenant security deposit liabilities                             8           (8)
      Accrued property taxes                                        (63)         (72)
      Other liabilities                                              59           48
      Due to affiliates                                              23           --
         Net cash provided by operating activities                  191           37

Cash flows from investing activities:
  Property improvements and replacements                           (201)         (95)
  Insurance proceeds received                                        19           --
         Net cash used in investing activities                     (182)         (95)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (70)         (73)
  Advances from affiliates                                           98           --
  Payments on advances from affiliates                             (184)          --
  Distributions paid to partners                                     --         (534)
         Net cash used in financing activities                     (156)        (607)

Net decrease in cash and cash equivalents                          (147)        (665)
Cash and cash equivalents at beginning of period                    240          810
Cash and cash equivalents at end of period                        $ 93        $ 145

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 211        $ 169

            See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management  services.  The  Partnership  paid to such  affiliates  approximately
$58,000 and $46,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $63,000 and $54,000 for the six months ended June 30, 2002 and 2001, respectively, which is included in investment property and general and administrative expenses. Included in the amount for the six months ended June 30, 2002, are fees related to construction management services provided by an affiliate of the General Partner of approximately $15,000. The construction management service fees are calculated based on a percentage of current year additions to the investment property. There were no such fees paid during the six months ended June 30, 2001. As of June 30, 2002, the Partnership owed approximately $24,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses which is included in Due to affiliates on the accompanying consolidated balance sheet.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administrative management services. No such fee was earned in 2002. The General Partner received approximately $46,000 in March 2001, resulting from a distribution declared and paid during the six months ended June 30,2001. The fee is included in general and administrative expenses.

The Partnership had advances from an affiliate of the General Partner of approximately $139,000 as of December 31, 2001. During the six months ended June 30, 2002, the Partnership received additional advances from an affiliate of the General Partner of approximately $98,000 and repaid approximately $188,000 of these advances including approximately $4,000 in accrued interest. At June 30, 2002, the Partnership owed an affiliate of the General Partner approximately $53,000 which is included in Due to an affiliates on the accompanying consolidated balance sheet. Interest is being charged at the prime rate plus 2% and amounted to approximately $3,000 for the six months ended June 30, 2002. There were no loans from the General Partner or associated interest expense during the six months ended June 30, 2001.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $19,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Casualty Gain

The casualty gain is related to a fire at the property in August 2001. A gain of approximately $43,000 was recognized during the year ended December 31, 2001. An additional gain of approximately $18,000 was recognized during the six months ended June 30, 2002 due to the receipt of additional insurance proceeds of approximately $19,000, net of the write off of additional undepreciated property improvements and replacements of approximately $1,000.

Note E - Legal Proceedings

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the six month periods ended June 30, 2002 and 2001, was 95% and 89%, respectively. The increase in occupancy at The Colony of Springdale Apartments is due to a more aggressive marketing campaign.

Results of Operations

The Partnership's net income for the six months ended June 30, 2002 totaled approximately $34,000 compared to a net loss of approximately $148,000 for the corresponding period of 2001. The Partnership realized net income for the three months ended June 30, 2002 of approximately $30,000 compared to a net loss of approximately $63,000 for the three months ended June 30, 2001. The increase in net income for the three months ended June 30, 2002 is attributable to an increase in total revenues partially offset by an increase in total expenses. The increase in net income for the six months ended June 30, 2002 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for both the three and six months ended June 30, 2002 is attributable to an increase in rental income and, to a lesser extent, an increase in other income. The increase in rental income is due to an increase in occupancy and a decrease in concessions offered to tenants at Colony of Springdale Apartments. The increase in other income is primarily due to an increase in utility reimbursements, partially offset by a decrease in interest income due to lower average cash balances in interest bearing accounts.

The increase in total expenses for the three months ended June 30, 2002 is due to an increase in property tax expense partially offset by a decrease in general and administrative expenses. The decrease in total expenses for the six months ended June 30, 2002 is the result of a decrease in operating and general and administrative expenses partially offset by an increase in property tax expense. Operating expenses decreased for the six months ended June 30, 2002 primarily due to a decrease in maintenance expenses partially offset by an increase in property management fees. The decrease in maintenance expenses is primarily due to a decrease in contract services at the investment property. The increase in property management fees is primarily due to the increase in rental revenues at the investment property. The increase in property tax expense for both the three and six months ended June 30, 2002 is due to the timing of the receipt of the tax bills, which affected the recording of the associated accrual at both June 30, 2002 and 2001.

The decrease in general and administrative expenses is due to the special management fee of 9% on distributions from operations earned during the six months ended June 30, 2001. No such fee was earned during the six months ended June 30, 2002. General and administrative expenses also decreased due to a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both June 30, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The casualty gain is related to a fire at the property in August 2001. A gain of approximately $43,000 was recognized during the year ended December 31, 2001. An additional gain of approximately $18,000 was recognized during the six months ended June 30, 2002 due to the receipt of additional insurance proceeds of approximately $19,000, net of the write off of additional undepreciated property improvements and replacements of approximately $1,000.

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

Liquidity and Capital Resources

At June 30, 2002, the Partnership had cash and cash equivalents of approximately $93,000 compared to approximately $145,000 at June 30, 2001. Cash and cash equivalents decreased by approximately $147,000 since December 31, 2001 due to approximately $156,000 and $182,000 of cash used in financing and investing activities, respectively, partially offset by approximately $191,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on advances from affiliates and principal payments made on the mortgage encumbering the Partnership's property partially offset by advances from affiliates. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the six months ended June 30, 2002, the Partnership completed approximately $201,000 in budgeted and unbudgeted capital improvements at the property. Approximately $97,000 of these expenditures were repairs completed as a result of a casualty during 2001. These repairs were funded from insurance proceeds received in 2001 and 2002. The improvements consisted primarily of floor covering and roof replacements and structural improvements. These improvements were funded from operating cash flow. Approximately $166,000 has been budgeted for capital improvements at Colony of Springdale for the year 2002 consisting primarily of floor covering, roof, appliance, heating and air conditioning unit replacements and structural improvements. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,266,000 matures December 1, 2019 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2002 and 2001 (in thousands except per unit data):


                      Six Months      Per Limited       Six Months      Per Limited
                        Ended         Partnership         Ended         Partnership
                    June 30, 2002         Unit        June 30, 2001         Unit

Operations               $ --             $ --            $ 534            $ 2.83

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 2002 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 91,675 limited partnership units (the "Units") in the Partnership representing 50.57% of the outstanding Units at June 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. In this regard, on June 25, 2002, a tender offer by AIMCO Properties, L.P., to acquire any and all of the units not owned by affiliates of AIMCO for a purchase price of $2.00 per unit expired. Pursuant to this offer, AIMCO acquired 2,877 units during the quarter ended June 30, 2002. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.57% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant.
Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owed fiduciary duties to AIMCO as its sole Stockholder. As a result, the duties of the General Partner, as general partner, to the Partnerships and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as it sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property may be impaired, the Partnership will make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeds the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeds the fair value of the property.

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the
Partnership's investment property. These factors include changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause an impairment in the Partnership's assets.

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. The parties are currently in the midst of briefing that appeal.

The  General  Partner  does not  anticipate  that any  costs,  whether  legal or
settlement  costs,   associated  with  these  cases  will  be  material  to  the
Partnership's overall operations.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)    Exhibits:

                  3.1 Certificate of Limited Partnership, incorporated by reference to the Registration Statement of Registrant filed October 22, 1984, as amended to date.

                  3.2   Agreement  of  Limited  Partnership,   incorporated  by
                        reference to the Registration Statement of Registrant filed October 22, 1984, as amended to date.

                  99    Certification of Chief  Executive   Officer   and  Chief
                        Financial Officer.

            b)    Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2002.

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



                                    CONSOLIDATED CAPITAL PROPERTIES VI


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: August 14, 2002

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the Chief Executive Officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the Chief Financial Officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  August 14, 2002


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  August 14, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.