Form 10QSB
period 2002-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2002-11-14
CIK 755908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

                     For the quarterly period ended September 30, 2002


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
                        (in thousands, except unit data)

                               September 30, 2002



Assets
   Cash and cash equivalents                                                 $ 170
   Receivables and deposits                                                      32
   Other assets                                                                 126
   Investment property:
      Land                                                    $ 916
      Buildings and related personal property                 10,246
                                                              11,162
      Less accumulated depreciation                           (5,537)         5,625

                                                                            $ 5,953
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                          $ 33
   Tenant security deposit liabilities                                           73
   Accrued property taxes                                                        97
   Other liabilities                                                            147
   Due to affiliates                                                             27
   Mortgage note payable                                                      5,230

Partners' (Deficit) Capital
   General partner                                             $ (2)
   Special limited partners                                      (76)
   Limited partners (181,300 units issued and
      outstanding)                                               424            346

                                                                            $ 5,953


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                          Three Months               Nine Months
                                       Ended September 30,       Ended September 30,
                                        2002         2001         2002         2001

   Revenues:
      Rental income                    $ 446        $ 411        $ 1,313      $ 1,183
      Other income                         70           51           177          141
      Casualty gain (Note D)               --           --            18           --
          Total revenues                  516          462         1,508        1,324

   Expenses:
      Operating                           204          283           575          671
      General and administrative           41           41           121          183
      Depreciation                        112          107           337          325
      Interest                            105          106           319          313
      Property taxes                       38           19           106           74
          Total expenses                  500          556         1,458        1,566

   Net income (loss)                    $ 16        $ (94)        $ 50        $ (242)

   Net income (loss) allocated to
      general partner (0.2%)            $ --         $ --         $ --         $ --

   Net income (loss) allocated to
      limited partners (99.8%)             16          (94)           50         (242)

                                        $ 16        $ (94)        $ 50        $ (242)

   Net income (loss) per limited
      partnership unit                 $ 0.09      $ (0.51)      $ 0.28       $ (1.33)

   Distribution per limited
      partnership unit                  $ --         $ --         $ --        $ 2.83


                See Accompanying Notes to Consolidated Financial Statements

                             CONSOLIDATED CAPITAL PROPERTIES VI
              CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficit) capital
   at December 31, 2001             181,300       $ (2)      $ (81)    $ 379       $ 296

Amortization of timing
   difference                            --          --          5         (5)         --

Net income for the nine months
   ended September 30, 2002              --          --         --         50          50

Partners' (deficit) capital
   at September 30, 2002            181,300       $ (2)      $ (76)    $ 424       $ 346


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)



                                                                 Nine Months Ended
                                                                   September 30,
                                                                    2002       2001
Cash flows from operating activities:
  Net income (loss)                                               $ 50       $ (242)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                                     337          325
   Amortization of loan costs                                         5            5
   Casualty gain                                                    (18)          --
  Change in accounts:
      Receivables and deposits                                       23           10
      Other assets                                                  (11)          (8)
      Accounts payable                                              (56)         165
      Tenant security deposit liabilities                            10          (17)
      Accrued property taxes                                        (25)         (53)
      Other liabilities                                              76           73
      Due to affiliates                                              26           --
         Net cash provided by operating activities                  417          258

Cash flows from investing activities:
  Property improvements and replacements                           (261)        (266)
  Insurance proceeds received                                        19           --
         Net cash used in investing activities                     (242)        (266)

Cash flows from financing activities:
  Payments on mortgage note payable                                (106)        (106)
  Advances from affiliates                                           98           --
  Payments on advances from affiliates                             (237)          --
  Distributions paid to partners                                     --         (534)
         Net cash used in financing activities                     (245)        (640)

Net decrease in cash and cash equivalents                           (70)        (648)
Cash and cash equivalents at beginning of period                    240          810
Cash and cash equivalents at end of period                       $ 170        $ 162

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 314        $ 274

                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $87,000 and $70,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in operating expenses.

An affiliate of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $89,000 and $173,000 for the nine months ended September 30, 2002 and 2001, respectively, which is included in investment property and general and administrative expenses. Included in the amount for the nine months ended September 30, 2002 and 2001 are fees related to construction management services provided by an affiliate of the General Partner of approximately $17,000 and $95,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment property. As of September 30, 2002, the Partnership owed approximately $27,000 to an affiliate of the General Partner for reimbursement of accountable administrative expenses which is included in Due to affiliates on the accompanying consolidated balance sheet.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administrative management services. No such fee was earned in 2002. The General Partner received approximately $46,000 in March 2001, resulting from a distribution declared and paid during the nine months ended September 30, 2001. The fee is included in general and administrative expenses.

The Partnership had advances from an affiliate of the General Partner of approximately $139,000 as of December 31, 2001. During the nine months ended September 30, 2002, the Partnership received additional advances from an affiliate of the General Partner of approximately $98,000. During the nine months ended September 30, 2002, these advances were repaid including approximately $5,000 in accrued interest. Interest was charged at the prime rate plus 2% and amounted to approximately $4,000 for the nine months ended September 30, 2002. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2001.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2002 and 2001, the Partnership was charged by AIMCO and its affiliates approximately $17,000 and $19,000, respectively, for insurance coverage and fees associated with policy claims administration.

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

Note D - Casualty Gain

The casualty gain is related to a fire at the property in August 2001. A gain of approximately $43,000 was recognized during the year ended December 31, 2001. An additional gain of approximately $18,000 was recognized during the nine months ended September 30, 2002 due to the receipt of additional insurance proceeds of approximately $19,000, net of the write off of additional undepreciated property improvements and replacements of approximately $1,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements in certain circumstances. The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. The discussions of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, do not take into account the effects of any changes to the Registrant's business and results of operations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; the competitive environment in which the Registrant operates; financing risks, including the risk that cash flows from operations may be insufficient to meet required payments of principal and interest; real estate risks, including variations of real estate values and the general economic climate in local markets and competition for tenants in such markets; and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the nine month periods ended September 30, 2002 and 2001, was 94% and 90%, respectively. The increase in occupancy at The Colony of Springdale Apartments is due to a more aggressive marketing campaign.

Results of Operations

The Partnership's net income for the nine months ended September 30, 2002 totaled approximately $50,000 compared to a net loss of approximately $242,000 for the corresponding period of 2001. The Partnership realized net income for the three months ended September 30, 2002 of approximately $16,000 compared to a net loss of approximately $94,000 for the three months ended September 30, 2001. The increase in net income for the three and nine months ended September 30, 2002 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues for both the three and nine months ended September 30, 2002 is attributable to an increase in rental income and, to a lesser extent, an increase in other income. The increase in rental income is due to an increase in occupancy and a decrease in concessions offered to tenants at Colony of Springdale Apartments. The increase in other income is primarily due to an increase in utility reimbursements, partially offset by a decrease in interest income due to lower average cash balances in interest bearing accounts.

The increase in total revenues for the nine months ended September 30, 2002 is also due to the recognition of a casualty gain. The casualty gain is related to a fire at the property in August 2001. A gain of approximately $43,000 was recognized during the year ended December 31, 2001. An additional gain of approximately $18,000 was recognized during the nine months ended September 30, 2002 due to the receipt of additional insurance proceeds of approximately $19,000, net of the write off of additional undepreciated property improvements and replacements of approximately $1,000.

The decrease in total expenses for the three months ended September 30, 2002 is due to a decrease in operating expenses partially offset by an increase in property tax expense. The decrease in total expenses for the nine months ended September 30, 2002 is the result of a decrease in operating and general and administrative expenses partially offset by an increase in property tax expense. Operating expenses decreased for the three and nine months ended September 30, 2002 primarily due to a decrease in maintenance expenses partially offset by an increase in property management fees. The decrease in maintenance expenses is primarily due to a decrease in contract services at the investment property. The increase in property management fees is primarily due to the increase in rental income at the investment property. The increase in property tax expense for both the three and nine months ended September 30, 2002 is due to the timing of the receipt of the tax bills, which affected the recording of the associated accrual at both September 30, 2002 and 2001.

The decrease in general and administrative expenses is due to the special management fee of 9% on distributions from operations earned during the nine months ended September 30, 2001. No such fee was earned during the nine months ended September 30, 2002. General and administrative expenses also decreased due to a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both September 30, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At September 30, 2002, the Partnership had cash and cash equivalents of approximately $170,000 compared to approximately $162,000 at September 30, 2001. Cash and cash equivalents decreased by approximately $70,000 since December 31, 2001 due to approximately $245,000 and $242,000 of cash used in financing and investing activities, respectively, partially offset by approximately $417,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on advances from affiliates and principal payments made on the mortgage encumbering the Partnership's property partially offset by advances from affiliates. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are discussed below.

During the nine months ended September 30, 2002, the Partnership completed approximately $261,000 in budgeted and unbudgeted capital improvements at the property. Approximately $97,000 of these expenditures were repairs completed as a result of a casualty during 2001. These repairs were funded from insurance proceeds received in 2001 and 2002. The improvements consisted primarily of floor covering and roof replacements, structural improvements and a water submetering project. These improvements were funded from operating cash flow. Approximately $250,000 has been budgeted for capital improvements at Colony of Springdale for the year 2002 consisting primarily of floor covering, roof, appliance, heating and air conditioning unit replacements, structural improvements, and a water submetering project. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's current assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,230,000 matures December 1, 2019 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2002 and 2001 (in thousands except per unit data):


                     Nine Months          Per          Nine Months          Per
                        Ended           Limited           Ended           Limited
                    September 30,     Partnership     September 30,     Partnership
                         2002             Unit             2001             Unit

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 91,707 limited partnership units (the "Units") in the Partnership representing 50.58% of the outstanding Units at September 30, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.58% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

ITEM 3.  CONTROLS AND PROCEDURES

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this quarterly report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules (13a-14(c) and (15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties can have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

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

                  99    Certification of Chief Executive Officer and Chief
                          Financial Officer.

            b) Reports on Form 8-K:

                  None filed during the quarter ended September 30, 2002.

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



                                    CONSOLIDATED CAPITAL PROPERTIES VI


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: November 13, 2002

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Properties VI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002




                                    _______________________
                                    Patrick J. Foye
                                    Executive  Vice  President  of  ConCap
                                    Equities, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Properties VI;


2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


      c)  Presented  in  this  quarterly   report  our  conclusions   about  the
      effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002

                                    _______________________
                                    Paul J. McAuliffe
                                    Executive Vice President and Chief Financial
                                    Officer of ConCap Equities, Inc.,
                                    equivalent of the chief financial officer of the Partnership

Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    ___________________
                              Name: Patrick J. Foye
                              Date: November 13, 2002


                                   ___________________
                             Name: Paul J. McAuliffe
                             Date: November 13, 2002



This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.