Form 10KSB
period 2002-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2003-03-28
CIK 755908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
         1934

                   For the fiscal year ended December 31, 2002

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

State issuer's revenues for its most recent fiscal year.  $1,976,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2002. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

                                     PART I

Item 1.     Description of Business

Consolidated Capital Properties VI (the "Partnership" or "Registrant") was organized on May 23, 1984, as a limited partnership under California Uniform Limited Partnership Act. The general partner of the Partnership is ConCap Equities, Inc., a Delaware corporation (the "General Partner" or "CEI"). The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO") a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.

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

The Partnership is engaged in the business of operating and holding real estate properties for investment. By the end of fiscal 1987, the Partnership had acquired seven properties and a 75% interest in a joint venture with an affiliated partnership which acquired one property. The Partnership continues to own and operate one of these properties. (See "Item 2, Description of Properties".)

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner.

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

Risk Factors

The real estate business in which the Partnership is engaged is highly competitive. There are other residential properties within the market area of the Partnership's property. The number and quality of competitive properties, including those which may be managed by an affiliate of the General Partner in such market area, could have a material effect on the rental market for the apartments at the Partnership's property and the rents that may be charged for such apartments. While the General Partner and its affiliates own and/or control a significant number of apartment units in the United States, such units represent an insignificant percentage of total apartment units in the United States and competition for apartments is local.

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

Insurance coverage is becoming more expensive and difficult to obtain. The current insurance market is characterized by rising premium rates, increasing deductibles, and more restrictive coverage language. Recent developments have resulted in significant increases in insurance premiums and have made it more difficult to obtain certain types of insurance. As an example, many insurance carriers are excluding mold-related risks from their policy coverages, or are adding significant restrictions to such coverage. Continued deterioration in insurance market place conditions may have a negative effect on the Partnership's operating results.

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


                            Gross
                           Carrying   Accumulated                         Federal
Property                    Value     Depreciation    Rate    Method     Tax Basis
                               (in thousands)                          (in thousands)

Colony of Springdale       $11,256      $ 5,653     5-30 yrs    S/L       $ 4,937

See the "Note A" included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness


                           Principal                                        Principal
                           Balance At     Stated                             Balance
                          December 31,   Interest    Period    Maturity      Due At
       Property               2002         Rate    Amortized     Date      Maturity (1)
                         (in thousands)

Colony of Springdale
  1st mortgage               $5,194        7.79%     20 yrs    11/2019        $ --

(1) See "Item 7. Financial Statements, Note D" for information with respect to the Registrant's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2002 and 2001 for the property:

                                       Average Annual            Average Annual
                                        Rental Rate                 Occupancy
                                   (per unit)
 Property                           2002          2001         2002        2001

 Colony of Springdale              $7,419        $7,366         93%         92%

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

Real Estate Taxes and Rates

Real estate taxes and the tax rate in 2002 for the property were:

                                    2002             2002
                                    Taxes            Rate
                               (in thousands)

Colony of Springdale                $ 141            4.52%

Capital Improvements

During the year ended December 31, 2002, the Partnership completed approximately $355,000 of capital improvements at the property. Approximately $97,000 of these expenditures were repairs completed as a result of a casualty during 2001. These repairs were funded from insurance proceeds received in 2001 and 2002. Additional improvements consisted of roof replacement, floor covering replacement, structural improvements, and a water submetering project. These improvements were funded from cash from operations. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $78,000. The capital improvements planned for 2003 at the Partnership's property will be made only to the extent of cash available from operations.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation that is not of a routine nature arising in the ordinary course of business.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2002, no matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 181,808 limited partnership units (the "Units") aggregating $45,452,000. The Partnership currently has 2,597 holders of record owning an aggregate of 181,300 Units. Affiliates of the General Partner owned 91,747 units or 50.61% at December 31, 2002. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The following table sets forth the operating distributions made by the Partnership for the years ended December 31, 2002 and 2001.

                                                Distributions
                                                           Per Limited
                                        Aggregate        Partnership Unit
                                     (in thousands)

       01/01/01 - 12/31/01               $ 534                $ 2.83
       01/01/02 - 12/31/02                  --                    --

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2003 or subsequent periods.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 91,747 limited partnership units in the Partnership representing 50.61% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.61% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net income for the year ended December 31, 2002 totaled approximately $72,000 compared to a net loss of approximately $171,000 for the corresponding period of 2001. The increase in net income for the year ended December 31, 2002 is due to an increase in total revenues and a decrease in total expenses. The increase in total revenues is attributable to an increase in rental income and, to a lesser extent, an increase in other income. The increase in rental income is due to an increase in occupancy and average annual rental rates and a decrease in concessions offered to tenants at Colony of Springdale Apartments. The increase in other income is primarily due to an increase in utility reimbursements, partially offset by a decrease in interest income due to lower average cash balances in interest bearing accounts.

The increase in rental income and other income during the year ended December 31, 2002 was partially offset by a decrease in the casualty gains recognized in 2002 and 2001. The casualty gain is related to a fire at the property in August 2001. A gain of approximately $43,000 was recognized during the year ended December 31, 2001 as a result of the receipt of insurance proceeds of approximately $73,000, net of the write-off of undepreciated property improvements and replacements of approximately $30,000. An additional gain of approximately $18,000 was recognized during the year ended December 31, 2002 due to the receipt of additional insurance proceeds of approximately $19,000, net of the write off of additional undepreciated property improvements and replacements of approximately $1,000.

The decrease in total expenses for the year ended December 31, 2002 is the result of a decrease in operating and general and administrative expenses partially offset by an increase in property tax and depreciation expenses. Interest expense remained relatively constant for the comparable periods. Operating expenses decreased primarily due to a decrease in advertising, maintenance and property expenses. Advertising expense decreased due to reduced ads in newspapers and periodicals and reduced referral fees. The decrease in maintenance expenses is primarily due to a decrease in contract services at the investment property. Also contributing to the decrease in maintenance expense is an increase in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property (see "Item 7. Financial Statements, Note A - Organization and Significant Accounting Policies.") The decrease in property expenses is primarily due to a decrease in employee salaries and related benefits, reduced commissions and bonuses and reduced utilities at the investment property. The increase in property tax expense for the year ended December 31, 2002 is due to an increase in the property's assessed value and the timing of the receipt of the tax bills, which affected the recording of the associated accrual at both December 31, 2002 and 2001. The increase in depreciation expense is due to capital expenditures put in service over the past year.

The decrease in general and administrative expenses is due to the special management fee of 9% on distributions from operations earned during the year ended December 31, 2001. No such fee was earned during the year ended December 31, 2002. General and administrative expenses also decreased due to a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at both December 31, 2002 and 2001, are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

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

Liquidity and Capital Resources

At December 31, 2002, the Partnership had cash and cash equivalents of approximately $178,000 compared to approximately $240,000 at December 31, 2001. Cash and cash equivalents decreased by approximately $62,000 due to approximately $281,000 and $336,000 of cash used in financing and investing activities, respectively, partially offset by approximately $555,000 of cash provided by operating activities. Cash used in financing activities consisted of payments on advances from affiliates and principal payments made on the mortgage encumbering the Partnership's property partially offset by advances from affiliates. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership $158,000 to cover operating expenses at Colony of Springdale Apartments during the year ended December 31, 2001. The Partnership repaid approximately $19,000 of this advance including approximately $1,000 in accrued interest during 2001. During the year ended December 31, 2002, the Partnership received additional advances from an affiliate of the General Partner of approximately $98,000. During the year ended December 31, 2002, all the advances were repaid including approximately $5,000 in accrued interest. Interest was charged at the prime rate plus 2% and amounted to approximately $4,000 and $2,000, respectively, for the years ended December 31, 2002 and 2001.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be approximately $78,000. Additional improvements may be considered and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Registrant's distributable cash flow, if any, may be adversely affected at least in the short term.

The Registrant's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness of approximately $5,194,000 matures in November 2019 at which time the mortgage is scheduled to be fully amortized.

Pursuant to the Partnership Agreement, the term of the Partnership is scheduled to expire on December 31, 2015. Accordingly, prior to such date the Partnership will need to either sell its investment property or extend the term of the Partnership.

The Partnership distributed the following amounts during the year ended December 31, 2002 and 2001 (in thousands, except per unit data):


                                                 Per                          Per
                              Year Ended       Limited       Year Ended     Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2002            Unit           2001          Unit

   Operations                   $   --          $    --        $  534        $  2.83

Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or sale of the property. The Registrant's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 91,747 limited partnership units (the "Units") in the Partnership representing 50.61% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.61% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Critical Accounting Policies and Estimates

A summary of the Partnership's significant accounting policies is included in "Note A - Organization and Significant Accounting Policies" which is included in the consolidated financial statements in "Item 7. Financial Statements". The General Partner believes that the consistent application of these policies enables the Partnership to provide readers of the financial statements with useful and reliable information about the Partnership's operating results and financial condition. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires the Partnership to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements as well as reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Judgments and assessments of uncertainties are required in applying the Partnership's accounting policies in many areas. The Partnership believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned and the Partnership fully reserves all balances outstanding over thirty days. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged to income as incurred.


Item 7.     Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2002

      Consolidated Statements of Operations - Years ended December 31, 2002 and
        2001

      Consolidated Statements of Changes in Partners' (Deficit) Capital - Years ended December 31, 2002 and 2001

      Consolidated  Statements of Cash Flows - Years ended December 31, 2002 and
        2001

      Notes to Consolidated Financial Statements

                     Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties VI


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties VI as of December 31, 2002, and the related consolidated statements of operations, changes in partners' (deficit) capital, and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI at December 31, 2002, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States.


                                                            /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 14, 2003

                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2002



Assets
   Cash and cash equivalents                                                 $ 178
   Receivables and deposits                                                      25
   Other assets                                                                 115
   Investment property (Notes E and F):
      Land                                                     $ 916
      Buildings and personal property                          10,340
                                                               11,256
      Less accumulated depreciation                            (5,653)        5,603

                                                                            $ 5,921
Liabilities and Partners' (Deficit) Capital
Liabilities
   Accounts payable                                                           $ 39
   Tenant security deposit liabilities                                           75
   Accrued property taxes                                                       135
   Other liabilities                                                            110
   Mortgage note payable (Note E)                                             5,194

Partners' (Deficit) Capital
   General partner                                              $ (2)
   Special limited partners                                       (73)
   Limited partners (181,300 units issued and
      outstanding)                                                443           368

                                                                            $ 5,921


                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2002         2001
Revenues:
   Rental income                                             $ 1,716      $ 1,602
   Other income                                                  242          200
   Casualty gain (Note H)                                         18           43
      Total revenues                                           1,976        1,845

Expenses:
   Operating                                                     775          867
   General and administrative                                    109          192
   Depreciation                                                  453          434
   Interest                                                      423          421
   Property taxes                                                144          102
      Total expenses                                           1,904        2,016

Net income (loss) (Note G)                                    $ 72        $ (171)

Net income (loss) allocated to general partner                $ --         $ --
Net income (loss) allocated to special limited
  partners                                                         3           --
Net income (loss) allocated to limited partners                   69         (171)
                                                              $ 72        $ (171)

Net income (loss) per limited partnership unit                $ .38       $ (.94)

Distribution per limited partnership unit                     $ --        $ 2.83

                See Accompanying Notes to Consolidated Financial Statements

                             CONSOLIDATED CAPITAL PROPERTIES VI
             CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIT) CAPITAL
                        (in thousands, except unit data)



                                 Limited                 Special
                               Partnership    General    Limited    Limited
                                  Units       Partner    Partners   Partners    Total

Original capital
   contributions                 181,808        $ 1        $ --     $45,452    $45,453

Partners' (deficit) capital
   at December 31, 2000          181,300       $ (1)      $ (70)    $ 1,072    $ 1,001

Amortization of timing
   difference (Note D)                --           --          9         (9)        --

Distributions paid to
  Partners                            --           (1)       (20)      (513)       534

Net loss for the year ended
   December 31, 2001                  --           --         --       (171)      (171)

Partners' (deficit) capital
   at December 31, 2001          181,300           (2)       (81)       379        296

Amortization of timing
   difference (Note D)                --           --          5         (5)        --

Net income for the year
   ended December 31, 2002            --           --          3         69         72

Partners' (deficit) capital
   at December 31, 2002          181,300       $ (2)      $ (73)     $ 443      $ 368

                See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                   2002         2001
Cash flows from operating activities:
  Net income (loss)                                                $ 72        $ (171)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
     Depreciation                                                    453          434
     Amortization of loan costs                                        6            7
     Casualty gain                                                   (18)         (43)
     Change in accounts:
      Receivables and deposits                                        30          (34)
      Other assets                                                    (1)           4
      Accounts payable                                               (50)          37
      Tenant security deposit liabilities                             12          (19)
      Accrued taxes                                                   13          (26)
      Other liabilities                                               39            5
      Due to Affiliates                                               (1)           1

        Net cash provided by operating activities                    555          195

Cash flows from investing activities:
  Property improvements and replacements                            (355)        (303)
  Insurance proceeds received                                         19           73

        Net cash used in investing activities                       (336)        (230)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (142)        (140)
  Advances from affiliate                                             98          158
  Payments on advances from affiliate                               (237)         (19)
  Distributions paid to partners                                      --         (534)

        Net cash used in financing activities                       (281)        (535)

Net decrease in cash and cash equivalents                            (62)        (570)

Cash and cash equivalents at beginning of year                       240          810

Cash and cash equivalents at end of year                          $ 178        $ 240

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 418        $ 379


                See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002


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

Uses of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. Expenditures in excess of $250 that maintain an existing asset which has a useful life of more than one year are capitalized as capital replacement expenditures and depreciated over the estimated useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2002 or 2001. See "Recent Accounting Pronouncements" below.

During 2001, AIMCO, an affiliate of the General Partner, commissioned a project to study process improvement ideas to reduce operating costs. The result of the study led to a re-engineering of business processes and eventual redeployment of personnel and related capital spending. The implementation of these plans during 2002, accounted for as a change in accounting estimate, resulted in a refinement of the Partnership's process for capitalizing certain direct and indirect project costs (principally payroll related costs) and increased capitalization of such costs by approximately $27,000 in 2002 compared to 2001.

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

Cash and Cash Equivalents: Cash and cash equivalents includes cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $173,000 at December 31, 2002 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Loan Costs: Loan costs of approximately $121,000 less accumulated amortization of approximately $19,000 are included in other assets and are being amortized by the straight-line method over the life of the loan. Amortization expense of approximately $6,000 is included in interest expense in 2002. Amortization expense is expected to be $6,000 for each of the years 2003 through 2007.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $5,830,000.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership recognizes income as earned on its leases and fully reserves all balances outstanding over thirty days. In addition, the General Partner's policy is to offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Concessions are charged against rental income as incurred.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

The Partnership Agreement, as amended, and as described more fully in "Note C", provides net income and losses to be allocated to the general partner, special limited partners and limited partners at 0.2%, 3.8% and 96%, respectively. At no time shall net losses be allocated to the special limited partners if such allocation would make the capital balance negative or make a negative balance larger. In the event that a loss is not allocated to the special limited partners, it is allocated to the limited partners. In the year ended December 31, 2002 the Partnership recognized net income which was allocated to the general partner, special limited partners and limited partners at 0.2%, 3.8% and 96%, respectively. In the year ended December 31, 2001 the partnership recognized a net loss and the special limited partners' capital balance was negative, so the net losses were allocated 0.2% to the general partner and 99.8% to the limited partners.

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

Advertising Costs: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $35,000 in 2002 and approximately $53,000 in 2001 were charged to expense as incurred and are included in operating expenses.

Recent Pronouncements: In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 provides accounting guidance for financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Partnership adopted SFAS No. 144 effective January 1, 2002. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Recission of FASB Statements No. 4, 44 and 64". SFAS No. 4 "Reporting Gains and Losses from Extinguishment of Debt," required that all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item. SFAS No. 145 rescinds SFAS No. 4, and accordingly, gains and losses from extinguishment of debt should only be classified as extraordinary if they are unusual in nature and occur infrequently. SFAS 145 is effective for fiscal years beginning after May 15, 2002 with early adoption an option. Effective April 1, 2002, the Partnership adopted SFAS 145. Its adoption did not have a material effect on the financial position or results of operations of the Partnership.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $115,000 and $96,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $73,000 and $172,000 for the years ended December 31, 2002 and 2001, respectively which is included in investment property and general and administrative expenses. At December 31, 2002, a refund of amounts charged for 2002 accountable administrative expenses from an affiliate of the General Partner of approximately $51,000 is included as a reduction of Other Liabilities on the accompanying consolidated balance sheet (see Note C). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $28,000 and $110,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment property.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner received approximately $52,000 during the year ended December 31, 2001 which is included in general and administrative expenses. No such fee was earned in 2002.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership $158,000 to cover operating expenses at Colony of Springdale Apartments during the year ended December 31, 2001. The Partnership repaid approximately $19,000 of this advance including approximately $1,000 in accrued interest during 2001. During the year ended December 31, 2002, the Partnership received additional advances from an affiliate of the General Partner of approximately $98,000. During the year ended December 31, 2002, all these advances were repaid including approximately $5,000 in accrued interest. Interest was charged at the prime rate plus 2% and amounted to approximately $4,000 and $2,000, respectively for the years ended December 31, 2002 and 2001.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $25,000 and $19,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 91,747 limited partnership units (the "Units") in the Partnership representing 50.61% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.61% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Fourth Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2002, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2002, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $51,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2002 were approximately $45,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2002 of approximately $72,000.

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

Note E - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                          Principal    Monthly                           Principal
                         Balance At    Payment     Stated                 Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2002       Interest     Rate      Date        Maturity
                             (in thousands)
Colony of Springdale
  1st mortgage             $5,194        $ 46      7.79%     11/2019        $ --

The mortgage note payable is non-recourse and secured by pledge of the apartment property and by pledge of revenues from the apartment property. The note has a prepayment penalty requirement if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2002 are as follows (in thousands):

                             2003                $ 154
                             2004                   167
                             2005                   180
                             2006                   195
                             2007                   210
                          Thereafter              4,288
                             Total               $5,194

Note F - Real Estate and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)

                                                     Buildings          Cost
                                                    and Related     Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrance      Land       Property      Acquisition
                         (in thousands)                           (in thousands)
Colony of Springdale
  Springdale, Ohio           $5,194        $ 909       $8,358          $1,989

                        Gross Amount At Which Carried
                             At December 31, 2002
                                (in thousands)


                                  Buildings
                                 And Related
                                   Personal             Accumulated     Date    Depreciable
      Description         Land     Property    Total    Depreciation  Acquired   Life-Years
                                                       (in thousands)
Colony of Springdale
  Springdale, Ohio       $ 916     $10,340    $11,256     $ 5,653      2/20/87      5-30

Reconciliation of "real estate and accumulated depreciation"

                                                Years Ended December 31,
                                                  2002            2001
                                                     (in thousands)
Investment Properties
Balance at beginning of year                    $10,904          $10,659
  Property improvements                             355              303
  Disposals of property                              (3)             (58)
Balance at end of year                          $11,256          $10,904

Accumulated Depreciation
Balance at beginning of year                    $ 5,202          $ 4,796
  Additions charged to expense                      453              434
  Disposals of property                              (2)             (28)
Balance at end of year                          $ 5,653          $ 5,202

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2002 and 2001, is approximately $10,376,000 and $10,052,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2002 and 2001, is approximately $5,439,000 and $4,987,000, respectively.

Note G - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net income (loss) and Federal taxable loss (in thousands, except per unit data):

                                                     2002          2001
Net income (loss) as reported                        $ 72         $ (171)
Add (deduct):
   Depreciation differences                              1            (3)
   Unearned income                                      23             2
   Other                                                 1          (100)
   Accruals and prepaids                                (5)          (12)
Federal taxable income (loss)                        $ 92         $ (284)
Federal taxable income (loss) per limited
   partnership unit                                 $ .50         $(1.56)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                          $ 368
Land and buildings                               (880)
Accumulated depreciation                          215
Syndication costs                                4,989
Other                                              332

      Net assets - Federal tax basis            $5,024

Note H - Casualty Event

The casualty gain is related to a fire at the property in August 2001. A gain of approximately $43,000 was recognized during the year ended December 31, 2001 as the result of the receipt of insurance proceeds of approximately $73,000, net of the write-off of undepreciated property improvements and replacements of approximately $30,000. An additional gain of approximately $18,000 was recognized during the year ended December 31, 2002 due to the receipt of additional insurance proceeds of approximately $19,000, net of the write off of additional undepreciated property improvements and replacements of approximately $1,000.

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

Pending the ruling on such demurrers, settlement negotiations commenced. On November 2, 1999, the parties executed and filed a Stipulation of Settlement, settling claims, subject to court approval, on behalf of the Partnership and all limited partners who owned units as of November 3, 1999. Preliminary approval of the settlement was obtained on November 3, 1999 from the Court, at which time the Court set a final approval hearing for December 10, 1999. Prior to the December 10, 1999 hearing, the Court received various objections to the settlement, including a challenge to the Court's preliminary approval based upon the alleged lack of authority of prior lead counsel to enter the settlement. On December 14, 1999, the General Partner and its affiliates terminated the proposed settlement. In February 2000, counsel for some of the named plaintiffs filed a motion to disqualify plaintiff's lead and liaison counsel who negotiated the settlement. On June 27, 2000, the Court entered an order disqualifying them from the case and an appeal was taken from the order on October 5, 2000. On December 4, 2000, the Court appointed the law firm of Lieff Cabraser Heimann & Bernstein LLP as new lead counsel for plaintiffs and the putative class. Plaintiffs filed a third amended complaint on January 19, 2001. On March 2, 2001, the General Partner and its affiliates filed a demurrer to the third amended complaint. On May 14, 2001, the Court heard the demurrer to the third amended complaint. On July 10, 2001, the Court issued an order sustaining defendants' demurrer on certain grounds. On July 20, 2001, Plaintiffs filed a motion for reconsideration of the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer. On September 7, 2001, Plaintiffs filed a fourth amended class and derivative action complaint. On September 12, 2001, the Court denied Plaintiffs' motion for reconsideration. On October 5, 2001, the General Partner and affiliated defendants filed a demurrer to the fourth amended complaint, which was heard on December 11, 2001. On February 2, 2002, the Court served its order granting in part the demurrer. The Court has dismissed without leave to amend certain of the plaintiffs' claims. On February 11, 2002, plaintiffs filed a motion seeking to certify a putative class comprised of all non-affiliated persons who own or have owned units in the partnerships. The General Partner and affiliated defendants oppose the motion. On April 29, 2002, the Court held a hearing on plaintiffs' motion for class certification and took the matter under submission after further briefing, as ordered by the court, was submitted by the parties. On July 10, 2002, the Court entered an order vacating the current trial date of January 13, 2003 (as well as the pre-trial and discovery cut-off dates) and stayed the case in its entirety through November 7, 2002 so that the parties could have an opportunity to discuss settlement. On October 30, 2002, the court entered an order extending the stay in effect through January 10, 2003.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action described below. The Court has scheduled the hearing on preliminary approval for April 4, 2003 and the hearing on final approval for June 2, 2003.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $ 1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make a tender offer to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provides for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. If the Court grants preliminary approval of the proposed settlement in March, a notice will be distributed to partners providing detail on the terms of the proposed settlement.

During the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The first amended complaint in the Heller action is brought as a purported derivative action, and asserts claims for among other things breach of fiduciary duty; unfair competition; conversion, unjust enrichment; and judicial dissolution. Plaintiffs in the Nuanes action filed a motion to consolidate the Heller action with the Nuanes action and stated that the Heller action was filed in order to preserve the derivative claims that were dismissed without leave to amend in the Nuanes action by the Court order dated July 10, 2001. On October 5, 2001, the General Partner and affiliated defendants moved to strike the first amended complaint in its entirety for violating the Court's July 10, 2001 order granting in part and denying in part defendants' demurrer in the Nuanes action, or alternatively, to strike certain portions of the complaint based on the statute of limitations. Other defendants in the action demurred to the fourth amended complaint, and, alternatively, moved to strike the complaint. On December 11, 2001, the court heard argument on the motions and took the matters under submission. On February 4, 2002, the Court served notice of its order granting defendants' motion to strike the Heller complaint as a violation of its July 10, 2001 order in the Nuanes action. On March 27, 2002, the plaintiffs filed a notice appealing the order striking the complaint. Before completing briefing on the appeal, the parties stayed further proceedings in the appeal pending the Court's review of the terms of the proposed settlement described above.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

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

Name                        Age    Position

Patrick J. Foye              45    Executive Vice President and Director
Thomas C. Novosel            44    Senior Vice President and Chief Accounting
                                     Officer
Paul J. McAuliffe            46    Executive Vice President and Chief
                                     Financial Officer

Patrick J. Foye has been Executive Vice President and Director of the General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of AIMCO since May 1998, where he is responsible for continuous improvement, acquisitions of partnership securities, consolidation of minority interests, and corporate and other acquisitions. Prior to joining AIMCO, Mr. Foye was a Merger and Acquisitions Partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998.

Thomas C. Novosel has been Senior Vice President and Chief Accounting Officer of the Managing General Partner since April 1, 2002. Mr. Novosel has served as Senior Vice President and Chief Accounting Officer of AIMCO since April 2000. From October 1993 until he joined AIMCO, Mr. Novosel was a partner at Ernst & Young LLP, where he served as the director of real estate advisory services for the southern Ohio Valley area offices but did not work on any assignments related to AIMCO or the Partnership.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the Managing General Partner since April 1, 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and Chief Financial Officer of AIMCO since October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

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

The executive officers and director of the General Partner discussed with the Partnership's independent auditors the overall scope and plans for their audit. In reliance on the reviews and discussions referred to above, the executive officers and director of the General Partner have approved the inclusion of the audited financial statements in the Form 10-KSB for the year ended December 31, 2002 for filing with the Securities and Exchange Commission.

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2003. Fees for the 2002 were audit services of approximately $34,000 and non-audit services (principally tax-related) of approximately $16,000.

Item 10.    Executive Compensation

Neither the director nor the officers of the General Partner received any remuneration from the Registrant.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below, as of December 31, 2002, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

Entity                                       Number            Percent
                                            of Units          of Total

Insignia Properties, LP                      42,480            23.43%
   (an affiliate of AIMCO)
AIMCO Properties, LP                         49,267            27.18%
   (an affiliate of AIMCO)

Insignia Properties, L.P is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

As of December 31, 2002, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

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

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $115,000 and $96,000 for the years ended December 31, 2002 and 2001, respectively, which is included in operating expenses.

Affiliates of the General Partner received reimbursement of accountable administrative expenses amounting to approximately $73,000 and $172,000 for the years ended December 31, 2002 and 2001, respectively which is included in investment property and general and administrative expenses. At December 31, 2002, a refund of amounts charged for 2002 accountable administrative expenses from an affiliate of the General Partner of approximately $51,000 is included as a reduction of Other Liabilities on the accompanying consolidated balance sheet (see Note C). Included in these amounts are fees related to construction management services provided by an affiliate of the General Partner of approximately $28,000 and $110,000 for the years ended December 31, 2002 and 2001, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment property.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions from operations made to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner received approximately $52,000 during the year ended December 31, 2001 which is included in general and administrative expenses. No such fee was earned in 2002.

In accordance with the Partnership Agreement, an affiliate of the General Partner advanced the Partnership $158,000 to cover operating expenses at Colony of Springdale Apartments during the year ended December 31, 2001. The Partnership repaid approximately $19,000 of this advance including approximately $1,000 in accrued interest during 2001. During the year ended December 31, 2002, the Partnership received additional advances from an affiliate of the General Partner of approximately $98,000. During the year ended December 31, 2002, all these advances were repaid including approximately $5,000 in accrued interest. Interest was charged at the prime rate plus 2% and amounted to approximately $4,000 and $2,000, respectively for the years ended December 31, 2002 and 2001.

Beginning in 2001, the Partnership began insuring its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2002 and 2001, the Partnership paid AIMCO and its affiliates approximately $25,000 and $19,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 91,747 limited partnership units (the "Units") in the Partnership representing 50.61% of the outstanding Units at December 31, 2002. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional units of limited partnership interest in the Partnership in exchange for cash or a combination of cash and units in the operating partnership of AIMCO either through private purchases or tender offers. Under the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters which would include voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.61% of the outstanding Units, AIMCO is in a position to control all voting decisions with respect to the Registrant. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index

      (b) Reports on Form 8-K filed during the fourth quarter of 2002:

            None.

Item 14.  Controls and Procedures

The principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have, within 90 days of the filing date of this annual report, evaluated the effectiveness of the Partnership's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) and have determined that such disclosure controls and procedures are adequate. There have been no significant changes in the Partnership's internal controls or in other factors that could significantly affect the Partnership's internal controls since the date of evaluation. The Partnership does not believe any significant deficiencies or material weaknesses exist in the Partnership's internal controls. Accordingly, no corrective actions have been taken.

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


                                    CONSOLIDATED CAPITAL PROPERTIES VI


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Patrick J. Foye
                                          Patrick J. Foye
                                          Executive Vice President


                                    By:   /s/Thomas C. Novosel
                                          Senior Vice President
                                          and Chief Accounting Officer


                                   Date: March 28, 2003


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.


/s/Patrick J. Foye            Executive Vice President      Date: March 28, 2003
Patrick J. Foye               and Director


/s/ Thomas C. Novosel         Senior Vice President         Date: March 28, 2003
Thomas C. Novosel             and Chief Accounting Officer

                                  CERTIFICATION


I, Patrick J. Foye, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Properties VI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003




                             /s/Patrick J. Foye
                             Patrick J. Foye
                             Executive Vice President of ConCap Equities, Inc., equivalent of the chief executive officer of the Partnership

                                  CERTIFICATION


I, Paul J. McAuliffe, certify that:


1. I have reviewed this annual report on Form 10-KSB of Consolidated Capital Properties VI;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003

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

          99   Certification  of Chief  Executive  Officer  and Chief  Financial
               Officer.


Exhibit 99


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties VI (the "Partnership"), for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                    /s/Patrick J. Foye
                              Name: Patrick J. Foye
                              Date: March 28, 2003


                                    /s/Paul J. McAuliffe
                              Name: Paul J. McAuliffe
                              Date: March 28, 2003


This certification accompanies the Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not, except to the extent required by the Sarbanes-Oxley Act of 2002, be deemed filed by the Partnership for purposes of
Section 18 of the Securities Exchange Act of 1934, as amended.