Form 10QSB
period 2003-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2003-11-13
CIK 755908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended September 30, 2003


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
                        (in thousands, except unit data)

                               September 30, 2003

Assets
   Cash and cash equivalents                                                 $ 241
   Receivables and deposits                                                      30
   Other assets                                                                 139
   Investment property:
      Land                                                    $ 916
      Buildings and related personal property                 10,459
                                                              11,375
      Less accumulated depreciation                           (6,009)         5,366

                                                                            $ 5,776
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 28
   Tenant security deposit liabilities                                           97
   Accrued property taxes                                                       111
   Other liabilities                                                            138
   Mortgage note payable                                                      5,079

Partners' (Deficiency) Capital
   General partner                                             $ (2)
   Special limited partners                                      (73)
   Limited partners (181,300 units issued and
      outstanding)                                               398            323

                                                                            $ 5,776

            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)


                                          Three Months               Nine Months
                                       Ended September 30,       Ended September 30,
                                        2003         2002         2003         2002

   Revenues:
      Rental income                    $ 435        $ 446        $ 1,252      $ 1,313
      Other income                         59           70           183          177
      Casualty gain (Note C)               --           --            --           18
          Total revenues                  494          516         1,435        1,508

   Expenses:
      Operating                           222          204           624          575
      General and administrative           27           41            78          121
      Depreciation                        116          112           356          337
      Interest                            100          105           305          319
      Property taxes                       39           38           117          106
          Total expenses                  504          500         1,480        1,458

   Net (loss) income                   $ (10)        $ 16         $ (45)       $ 50

   Net (loss) income allocated to
      general partner (0.2%)            $ --         $ --         $ --         $ --

   Net (loss) income allocated to
      limited partners (99.8%)            (10)          16           (45)          50

                                       $ (10)        $ 16         $ (45)       $ 50

   Net (loss) income per limited
      partnership unit                $ (0.06)      $ 0.09       $ (0.25)     $ 0.28


            See Accompanying Notes to Consolidated Financial Statements


                         CONSOLIDATED CAPITAL PROPERTIES VI
        CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficiency) capital
   at December 31, 2002             181,300       $ (2)      $ (73)    $ 443       $ 368

Net loss for the nine months
   ended September 30, 2003              --          --         --        (45)        (45)

Partners' (deficiency) capital
   at September 30, 2003            181,300       $ (2)      $ (73)    $ 398       $ 323

            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                 2003         2002
Cash flows from operating activities:
  Net (loss) income                                              $ (45)       $ 50
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation                                                     356          337
   Amortization of loan costs                                         4            5
   Casualty gain                                                     --          (18)
  Change in accounts:
      Receivables and deposits                                       (5)          23
      Other assets                                                  (28)         (11)
      Accounts payable                                              (11)         (56)
      Tenant security deposit liabilities                            22           10
      Accrued property taxes                                        (24)         (25)
      Other liabilities                                              28           76
      Due to affiliates                                              --           26
         Net cash provided by operating activities                  297          417

Cash flows from investing activities:
  Property improvements and replacements                           (119)        (261)
  Insurance proceeds received                                        --           19
         Net cash used in investing activities                     (119)        (242)

Cash flows from financing activities:
  Payments on mortgage note payable                                (115)        (106)
  Advances from affiliates                                           --           98
  Payments on advances from affiliates                               --         (237)
         Net cash used in financing activities                     (115)        (245)

Net increase (decrease) in cash and cash equivalents                 63          (70)
Cash and cash equivalents at beginning of period                    178          240
Cash and cash equivalents at end of period                       $ 241        $ 170

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 335        $ 314


            See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $72,000 and $87,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner earned reimbursement of accountable administrative expenses amounting to approximately $36,000 and $89,000 for the nine months ended September 30, 2003 and 2002, respectively, which is included in general and administrative expenses and investment properties. Included in the amount for the nine months ended September 30, 2003 and 2002 are fees related to construction management services provided by an affiliate of the General Partner of approximately $3,000 and $17,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment properties. Approximately $8,000 of the fees remained unpaid as of September 30, 2003 and are included in other liabilities.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administrative management services. No such fee was earned for the nine months ended September 30, 2003 or 2002.

The Partnership had advances from an affiliate of the General Partner of approximately $139,000 as of December 31, 2001. During the nine months ended September 30, 2002, the Partnership received additional advances from an affiliate of the General Partner of approximately $98,000. During the nine months ended September 30, 2002, these advances were repaid including approximately $5,000 in accrued interest. Interest was charged at the prime rate plus 2% and amounted to approximately $4,000 for the nine months ended September 30, 2002. There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Gain

The casualty gain in 2002 is related to a fire at the property in August 2001. A gain of approximately $43,000 was recognized during the year ended December 31, 2001. An additional gain of approximately $18,000 was recognized during the nine months ended September 30, 2002 due to the receipt of additional insurance proceeds of approximately $19,000, net of the write off of additional undepreciated property improvements and replacements of approximately $1,000.

Note D - Legal Proceedings

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the nine month periods ended September 30, 2003 and 2002, was 91% and 94%, respectively. The decrease in occupancy at Colony of Springdale Apartments is due to competitive market conditions and unfavorable economic conditions in the local market area.

Results of Operations

The Partnership's net loss for the nine months ended September 30, 2003 was approximately $45,000 compared to net income of approximately $50,000 for the corresponding period in 2002. The Partnership's net loss for the three months ended September 30, 2003 was approximately $10,000 compared to net income of approximately $16,000 for the corresponding period in 2002. Net income decreased for the three and nine months ended September 30, 2003 as compared to the same period in 2002 as a result of a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the nine months ended September 30, 2003 is attributable to a decrease in rental revenue partially offset by a slight increase in other income and a casualty gain recognized during the nine months ended September 30, 2002 (as discussed below). The decrease in total revenues for the three months ended September 30, 2003 is attributable to a decrease in rental income and other income. Rental revenue decreased for both periods primarily due to a decrease in occupancy at Colony of Springdale Apartments (as discussed above). Other income increased for the nine months ended September 30, 2003 due to an increase in late charges and lease cancellation fees. Other income decreased during the three months ended September 30, 2003 due to a decrease in net utility reimbursements and late charges partially offset by an increase in laundry income and lease cancellation fees.

The casualty gain in 2002 is related to a fire at the property in August 2001. A gain of approximately $43,000 was recognized during the year ended December 31, 2001. An additional gain of approximately $18,000 was recognized during the nine months ended September 30, 2002 due to the receipt of additional insurance proceeds of approximately $19,000, net of the write off of additional undepreciated property improvements and replacements of approximately $1,000. No such gains were recognized during the nine months ended September 30, 2003.

Total expenses increased for the three and nine months ended September 30, 2003 primarily due to increases in operating, depreciation, and property tax expenses partially offset by a decrease in interest and general and administrative expenses. Operating expenses increased due to increases in maintenance and property expenses partially offset by a decrease in management fees. Maintenance expenses increased primarily due to increases in contract services and snow removal expenses at the Partnership's property. Property expenses increased primarily due to an increase in utility expenses partially offset by a decrease in employee salaries and related benefits and reduced commissions and bonuses. Management fees decreased due to decreased rental revenues at the Partnership's property. Depreciation expense increased due to property improvements and replacements completed during the twelve month period ended September 30, 2003 that are now being depreciated. Property tax expense increased due to an increase in the assessed value of the Partnership's property. Interest expense decreased due to the declining of mortgage principal as a result of the payment of scheduled mortgage payments.

General and administrative expenses decreased for the three and nine months ended September 30, 2003 primarily due to a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at September 30, 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At September 30, 2003, the Partnership had cash and cash equivalents of approximately $241,000 compared to approximately $170,000 at September 30, 2002. Cash and cash equivalents increased by approximately $63,000 since December 31, 2002 due to approximately $297,000 of cash provided by operating activities partially offset by approximately $119,000 and $115,000 of cash used in investing and financing activities. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage indebtedness encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the nine months ended  September  30,  2003,  the  Partnership  completed approximately $119,000 of capital expenditures at Colony of Springdale Apartments, consisting primarily of structural improvements, parking area improvements, roofing, and floor covering replacements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $26,000 in capital improvements during 2003. The additional capital improvements will consist of floor covering, HVAC and appliance replacements. Additional improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property and Partnership reserves.

The Partnership's assets are thought to be sufficient for any near-term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $5,079,000 matures December 1, 2019 at which time the mortgage is scheduled to be fully amortized.

The Partnership did not make any distributions during the nine months ended September 30, 2003 and 2002. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or property sale. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit distributions to its partners during the remainder of 2003 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 91,747 limited partnership units (the "Units") in the Partnership representing 50.61% of the outstanding Units at September 30, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 50.61% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Real property investments are subject to varying degrees of risk. Several factors may adversely affect the economic performance and value of the Partnership's investment property. These factors include, but are not limited to, changes in the national, regional and local economic climate; local conditions, such as an oversupply of multifamily properties; competition from other available multifamily property owners and changes in market rental rates. Any adverse changes in these factors could cause impairment of the Partnership's assets.

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


                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint (the "Heller action") was filed against the same defendants that are named in the Nuanes action, captioned Heller v. Insignia Financial Group. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

In general terms, the proposed settlement provides for certification for settlement purposes of a settlement class consisting of all limited partners in this Partnership and others (the "Partnerships") as of December 20, 2002, the dismissal with prejudice and release of claims in the Nuanes and Heller litigation, payment by AIMCO of $9.9 million (which shall be distributed to settlement class members after deduction of attorney fees and costs of class counsel and certain costs of settlement) and up to $1 million toward the cost of independent appraisals of the Partnerships' properties by a Court appointed appraiser. An affiliate of the General Partner has also agreed to make at least one round of tender offers to purchase all of the partnership interests in the Partnerships within one year of final approval, if it is granted, and to provide partners with the independent appraisals at the time of these tenders. The proposed settlement also provided for the limitation of the allowable costs which the General Partner or its affiliates will charge the Partnerships in connection with this litigation and imposes limits on the class counsel fees and costs in this litigation. On April 11, 2003, notice was distributed to limited partners providing the details of the proposed settlement.

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. The General Partner intends to file a respondent's brief in support of the order approving settlement and entering judgment thereto.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Although the outcome of any litigation is uncertain, in the opinion of the General Partner the claims will not result in any material liability to the Partnership.

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

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      b) Reports on Form 8-K:

            None filed during the quarter ended September 30, 2003.

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

                                    Date: November 13, 2003

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

Date: November 13, 2003




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

Date: November 13, 2003

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                   Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Patrick J. Foye, as the equivalent of the chief executive officer of the Partnership, and Paul J. McAuliffe, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Patrick J. Foye
                                    Name:  Patrick J. Foye
                                    Date:  November 13, 2003


                                           /s/Paul J. McAuliffe
                                    Name:  Paul J. McAuliffe
                                    Date:  November 13, 2003



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.