Form 10KSB
period 2003-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2004-03-29
CIK 755908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2003

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

State issuer's revenues for its most recent fiscal year.  $1,917,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2003. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

On December 7, 1984, the Partnership offered $50,000,000 of Limited Partnership Interest (the "Units") pursuant to a Registration Statement filed with the Securities and Exchange Commission. The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on December 6, 1985, with 181,808 Units sold at $250 each, or gross proceeds of approximately $45,452,000 to the Partnership. Since its initial offering, the Partnership has not received, nor are limited partners required to make, additional capital contributions.

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

Item 2.     Description of Property

The following table sets forth the Partnership's investment property:

                           Date of
Property                   Purchase      Type of Ownership             Use

Colony of Springdale
  Apartments               02/20/87   Fee ownership subject        Apartment
  Springdale, Ohio                    to first mortgage. (1)       261 units

(1) Property is held by a limited partnership in which the Partnership owns a 100% interest.

Schedule of Property

Set forth below for the Partnership's property is the gross carrying value, accumulated depreciation, depreciable life, method of depreciation and Federal tax basis.


                            Gross
                           Carrying   Accumulated                         Federal
Property                    Value     Depreciation    Rate    Method     Tax Basis
                               (in thousands)                          (in thousands)

Colony of Springdale       $11,392      $ 6,125     5-30 yrs    S/L       $ 4,632

See "Note A" included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness


                           Principal                                        Principal
                           Balance At     Stated                             Balance
                          December 31,   Interest    Period    Maturity      Due At
       Property               2003         Rate    Amortized     Date      Maturity (1)
                         (in thousands)

Colony of Springdale
  1st mortgage               $5,026        7.79%     20 yrs    11/2019        $ --

(1) See "Item 7. Financial Statements, Note E" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2003 and 2002 for the property:

                                       Average Annual            Average Annual
                                        Rental Rate                 Occupancy
                                         (per unit)
 Property                           2003          2002         2003        2002

 Colony of Springdale              $7,346        $7,419         91%         93%

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

Real Estate Taxes and Rates

Real estate taxes and the tax rate in 2003 for the property were:

                                    2003             2003
                                    Taxes            Rate
                                 (in thousands)

Colony of Springdale                $ 124            4.81%

Capital Improvements

During the year ended December 31, 2003, the Partnership completed approximately $136,000 in capital improvements at the property. The improvements consisted of roof and floor covering replacements, and structural and parking area improvements. These improvements were funded from operating cash flow. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year and currently expects to budget approximately $144,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2003, no matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 181,808 limited partnership units (the "Units") aggregating $45,452,000. The Partnership currently has 2,328 holders of record owning an aggregate of 181,300 Units. Affiliates of the General Partner owned 101,012 units or 55.72% at December 31, 2003. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                                                 Per                          Per
                              Year Ended       Limited       Year Ended     Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2003            Unit           2002          Unit

   Operations                     $50           $  0.26        $   --         $   --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2004 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the properties.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 101,012 limited partnership units (the "Units") in the Partnership representing 55.72% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2003 was approximately $112,000 compared to net income of approximately $72,000 for the corresponding period in 2002. Net income decreased for the year ended December 31, 2003 as compared to the same period in 2002 as a result of a decrease in total revenues and an increase in total expenses.

The decrease in total revenues for the year ended December 31, 2003 is attributable to a decrease in rental revenue and a casualty gain recognized during the year ended December 31, 2002 (as discussed below). Other income remained fairly constant for the year ended December 31, 2003. Rental revenue decreased primarily due to a decrease in occupancy and average annual rental rates at Colony of Springdale Apartments.

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

Total expenses increased for the year ended December 31, 2003 due to increases in operating, general and administrative and depreciation expenses partially offset by decreases in property tax and interest expenses. Operating expenses increased due to increases in maintenance, property, advertising and administrative expenses partially offset by a decrease in management fee expense. Maintenance expenses increased primarily due to increases in contract services and snow removal expenses at the Partnership's property. Also contributing to the increase in maintenance expense is a decrease in the capitalization of certain direct and indirect project costs, primarily payroll related costs, at the property. Property expenses increased primarily due to an increase in utility expenses partially offset by a decrease in leasing commissions. Advertising expenses increased primarily due to an increase in advertisements in periodicals. Administrative expenses increased primarily due to an increase in ad valorem tax services. Management fees decreased due to decreased rental revenues at the Partnership's property. Depreciation expense increased due to property improvements and replacements completed during the twelve month period ended December 31, 2003 that are now being depreciated.
Property tax expense decreased due to a decrease in the assessed value of the property. Interest expense decreased due to the declining mortgage principal as a result of the payment of scheduled mortgage payments.

General and administrative expenses increased for the year ended December 31, 2003 primarily due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. Also included in general and administrative expenses at December 31, 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan.

Liquidity and Capital Resources

At December 31, 2003, the Partnership had cash and cash equivalents of approximately $243,000 compared to approximately $178,000 at December 31, 2002. Cash and cash equivalents increased by approximately $65,000 due to approximately $419,000 of cash provided by operating activities partially offset by approximately $136,000 and $218,000 of cash used in investing and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements. Cash used in financing activities consisted of principal payments made on the mortgage indebtedness encumbering the Partnership's property and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The Partnership had advances from an affiliate of the General Partner of approximately $139,000 as of December 31, 2001. During the year ended December 31, 2002, the Partnership received additional advances from an affiliate of the General Partner of approximately $98,000. During the year ended December 31, 2002, all the advances were repaid including approximately $5,000 in accrued interest. Interest was charged at the prime rate plus 2% and amounted to approximately $4,000 for the year ended December 31, 2002. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2003.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance and is studying new federal laws, including the Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. The Partnership is currently evaluating the capital improvement needs of the property for the upcoming year. The minimum amount to be budgeted is expected to be approximately $144,000. Additional improvements may be considered in 2004 and will depend on the physical condition of the property as well as anticipated cash flow generated by the property. The capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that such budgeted capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $5,026,000 matures in November 2019 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2003 and 2002 (in thousands, except per unit data):


                                                 Per                          Per
                              Year Ended       Limited       Year Ended     Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2003            Unit           2002          Unit

   Operations                     $50           $  0.26        $   --         $   --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 101,012 limited partnership units (the "Units") in the Partnership representing 55.72% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

      Report of Ernst & Young, LLP, Independent Auditors

      Consolidated Balance Sheet - December 31, 2003

      Consolidated Statements of Operations - Years ended December 31, 2003 and 2002

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2003 and 2002

      Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002

      Notes to Consolidated Financial Statements

              Report of Ernst & Young LLP, Independent Auditors



The Partners
Consolidated Capital Properties VI


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties VI as of December 31, 2003, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
February 27, 2004

                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2003



Assets
   Cash and cash equivalents                                                 $ 243
   Receivables and deposits                                                      26
   Other assets                                                                 127
   Investment property (Notes E and F):
      Land                                                     $ 916
      Buildings and personal property                          10,476
                                                               11,392
      Less accumulated depreciation                            (6,125)        5,267

                                                                            $ 5,663
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 79
   Tenant security deposit liabilities                                           98
   Accrued property taxes                                                       124
   Other liabilities                                                             42
   Due to affiliates (Note B)                                                    88
   Mortgage note payable (Note E)                                             5,026

Partners' (Deficiency) Capital
   General partner                                              $ (2)
   Special limited partners                                       (75)
   Limited partners (181,300 units issued and
      outstanding)                                                283           206

                                                                            $ 5,663

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)



                                                           Years Ended December 31,
                                                              2003         2002
Revenues:
   Rental income                                             $ 1,674      $ 1,716
   Other income                                                  243          242
   Casualty gain (Note H)                                         --           18
      Total revenues                                           1,917        1,976

Expenses:
   Operating                                                     853          775
   General and administrative                                    194          109
   Depreciation                                                  472          453
   Interest                                                      405          423
   Property taxes                                                105          144
      Total expenses                                           2,029        1,904

Net (loss) income (Note G)                                   $ (112)       $ 72

Net (loss) income allocated to special limited
  partners                                                        --            3
Net (loss) income allocated to limited partners                 (112)          69
                                                             $ (112)       $ 72

Net (loss) income per limited partnership unit               $ (0.62)      $ .38

Distribution per limited partnership unit                    $ 0.26        $ --

        See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES VI
     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                     Limited                 Special
                                   Partnership   General     Limited    Limited
                                      Units      Partner    Partners    Partners    Total

Original capital
   contributions                     181,808       $ 1        $ --      $45,452    $45,453

Partners' (deficiency) capital
   at December 31, 2001              181,300      $ (2)       $ (81)     $ 379      $ 296

Amortization of timing
   difference (Note D)                    --          --           5         (5)        --

Net income for the year
   ended December 31, 2002                --          --           3         69         72

Partners' (deficiency) capital
   at December 31, 2002              181,300          (2)        (73)       443        368

Distributions paid to partners            --          --         (2)        (48)        (50)

Net loss for the year
  ended December 31, 2003                 --          --         --        (112)      (112)

Partners' (deficiency) capital
  at December 31, 2003               181,300      $ (2)       $ (75)     $ 283       $ 206

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                   2003         2002
Cash flows from operating activities:
  Net (loss) income                                               $ (112)       $ 72
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
     Depreciation                                                    472          453
     Amortization of loan costs                                        5            6
     Casualty gain                                                    --          (18)
     Change in accounts:
      Receivables and deposits                                        (1)          30
      Other assets                                                   (17)          (1)
      Accounts payable                                                40          (50)
      Tenant security deposit liabilities                             23           12
      Accrued taxes                                                  (11)          13
      Other liabilities                                              (68)          39
      Due to Affiliates                                               88           (1)

        Net cash provided by operating activities                    419          555

Cash flows from investing activities:
  Property improvements and replacements                            (136)        (355)
  Insurance proceeds received                                         --           19

        Net cash used in investing activities                       (136)        (336)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (168)        (142)
  Advances from affiliate                                             --           98
  Payments on advances from affiliate                                 --         (237)
  Distributions paid to partners                                     (50)          --

        Net cash used in financing activities                       (218)        (281)

Net increase (decrease) in cash and cash equivalents                  65          (62)

Cash and cash equivalents at beginning of year                       178          240

Cash and cash equivalents at end of year                          $ 243        $ 178

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 434        $ 418

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003


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

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. Costs of apartment properties that have been permanently impaired have been written down to appraised value. No adjustments for impairment of value were recorded in the years ended December 31, 2003 or 2002.

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

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $238,000 at December 31, 2003 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Loan Costs: Loan costs of approximately $121,000 less accumulated amortization of approximately $25,000 are included in other assets and are being amortized by the straight-line method over the life of the loan. Amortization expense of approximately $5,000 and $6,000 is included in interest expense at December 31, 2003 and 2002, respectively. Amortization expense is expected to be approximately $6,000 for each of the years 2004 through 2008.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $5,610,000.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. Rental income attributable to leases is recognized monthly as it is earned. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Any concessions given at the inception of the lease are amortized over the life of the lease.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

The Partnership Agreement, as amended, and as described more fully in "Note D", provides net income and losses to be allocated to the general partner, special limited partners and limited partners at 0.2%, 3.8% and 96%, respectively. At no time shall net losses be allocated to the special limited partners if such allocation would make the capital balance negative or make a negative balance larger. In the event that a loss is not allocated to the special limited partners, it is allocated to the limited partners. In the year ended December 31, 2003 the partnership recognized a net loss and the special limited partners' capital balance was negative, so the net losses were allocated 0.2% to the general partner and 99.8% to the limited partners. In the year ended December 31, 2002 the Partnership recognized net income which was allocated to the general partner, special limited partners and limited partners at 0.2%, 3.8% and 96%, respectively.

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

Advertising Costs: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $50,000 in 2003 and approximately $35,000 in 2002 were charged to expense as incurred and are included in operating expenses.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $96,000 and $115,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner earned reimbursement of accountable administrative expenses amounting to approximately $136,000 and $73,000 for the years ended December 31, 2003 and 2002, respectively, which is included in investment property and general and administrative expenses. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note C"). Included in the amount for the years ended December 31, 2003 and 2002 are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000 and $28,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment property. Approximately $88,000 of the fees remain unpaid as of December 31, 2003 and are included in due to affiliates.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner earned approximately $4,000 during the year ended December 31, 2003 which is included in general and administrative expenses. No such fee was earned in 2002 as there were no operating distributions.

The Partnership had advances from an affiliate of the General Partner of approximately $139,000 as of December 31, 2001. During the year ended December 31, 2002, the Partnership received additional advances from an affiliate of the General Partner of approximately $98,000. During the year ended December 31, 2002, all the advances were repaid including approximately $5,000 in accrued interest. Interest was charged at the prime rate plus 2% and amounted to approximately $4,000 for the year ended December 31, 2002. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 101,012 limited partnership units (the "Units") in the Partnership representing 55.72% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

Note C - Fourth Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $88,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $130,000, as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $32,000.

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

After the conversion, the various Special Limited Partners transferred portions of their interests to CEI so that CEI now holds a .2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partner's capital accounts for financial statement and tax reporting purposes was amortized to the Limited Partners' capital accounts as the components of the timing differences which created the balance reversed. The difference became fully amortized during the year ended December 31, 2002.

Note E - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:


                          Principal    Monthly                           Principal
                         Balance At    Payment     Stated                 Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2003       Interest     Rate      Date        Maturity
                             (in thousands)
Colony of Springdale
  1st mortgage             $5,026        $ 46      7.79%     11/2019        $ --

The mortgage note payable is non-recourse and secured by pledge of the apartment property and by pledge of revenues from the apartment property. The note has a prepayment penalty requirement if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2003 are as follows (in thousands):

                             2004                $ 153
                             2005                   180
                             2006                   195
                             2007                   210
                             2008                   227
                          Thereafter              4,061
                             Total               $5,026

Note F - Investment Property and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                     Buildings          Cost
                                                    and Related     Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrance      Land       Property      Acquisition
                         (in thousands)                           (in thousands)
Colony of Springdale
  Springdale, Ohio           $5,026        $ 909       $8,358          $2,125


                          Gross Amount At Which Carried
                              At December 31, 2003
                                 (in thousands)


                                   Buildings
                                  And Related
                                   Personal             Accumulated     Date    Depreciable
      Description         Land     Property    Total    Depreciation  Acquired   Life-Years
                                                       (in thousands)
Colony of Springdale
  Springdale, Ohio       $ 916     $10,476    $11,392     $ 6,125      2/20/87      5-30

Reconciliation of "Investment Property and Accumulated Depreciation"

                                                Years Ended December 31,
                                                  2003            2002
                                                     (in thousands)
Investment Property
Balance at beginning of year                    $11,256          $10,904
  Property improvements                             136              355
  Disposals of property                              --               (3)
Balance at end of year                          $11,392          $11,256

Accumulated Depreciation
Balance at beginning of year                    $ 5,653          $ 5,202
  Additions charged to expense                      472              453
  Disposals of property                              --               (2)
Balance at end of year                          $ 6,125          $ 5,653

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2003 and 2002, is approximately $10,523,000 and $10,376,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2003 and 2002, is approximately $5,891,000 and $5,439,000, respectively.

Note G - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The following is a reconciliation of reported net (loss) income and Federal taxable (loss) income (in thousands, except per unit data):

                                                     2003          2002
Net (loss) income as reported                       $ (112)        $ 72
Add (deduct):
   Depreciation differences                             20             1
   Unearned income                                       4            23
   Other                                               103             1
   Accruals and prepaids                                (6)           (5)
Federal taxable (loss) income                        $ 9           $ 92
Federal taxable (loss) income per limited
   partnership unit                                 $ .05          $ .50

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets as reported                          $ 206
Land and buildings                                (869)
Accumulated depreciation                           234
Syndication costs                                4,989
Other                                              423

      Net assets - Federal tax basis            $4,983

Note H - Casualty Event

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

Subsequent to December 31, 2003, a casualty occurred related to a pipe bomb explosion at the property. The cost of repairs is expected to be approximately $15,000.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. The General Partner is currently scheduled to file a brief in support of the order approving settlement and entering judgment thereto by April 23, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Complaint also attempts to certify a subclass for salaried service directors who are challenging their classification as exempt from the overtime provisions of the FLSA. AIMCO Properties L.P. has filed an answer to the Complaint denying the substantive allegations. Discovery is currently underway.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            None.

Item 8A.    Controls and Procedures

(a) Disclosure Controls and Procedures. The Partnership's management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership's principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership's disclosure controls and procedures are effective.

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Consolidated Capital Properties VI (the "Partnership" or the "Registrant") has no officers or directors. ConCap Equities, Inc. (the "General Partner" or "CEI") manages and controls the Partnership and has general responsibility and authority in all matters affecting its business.

The name of the directors and officers of the General Partner, their age and the nature of all positions with CEI presently held by them are set forth below. There are no family relationships between or among any officers or directors.

Peter K. Kompaniez               59   Director
Martha L. Long                   44   Director and Senior Vice President
Harry G. Alcock                  41   Executive Vice President
Miles Cortez                     60   Executive Vice President, General Counsel
                                      and Secretary
Patti K. Fielding                40   Executive Vice President
Paul J. McAuliffe                47   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 41   Senior Vice President and Chief Accounting
                                     Officer

Peter K. Kompaniez has been Director of the General Partner since February 2004. Mr. Kompaniez has been Vice Chairman of the Board of Directors of AIMCO since July 1994 and was appointed President in July 1997. Mr. Kompaniez has also served as Chief Operating Officer of NHP Incorporated after it was acquired by AIMCO in December 1997. Effective April 1, 2004, Mr. Kompaniez resigned as President of AIMCO. Mr. Kompaniez will continue in his role as Director of the General Partner and Vice Chairman of AIMCO's Board and will serve AIMCO on a variety of special and ongoing projects in an operating role.

Martha L. Long has been a Director and Senior Vice President of the General Partner since February 2004. Ms. Long has been with AIMCO since October 1998 and has served in various capacities. From 1998 to 2001, Ms. Long served as Senior Vice President and Controller of AIMCO and the General Partner. During 2002 and 2003, Ms. Long served as Senior Vice President of Continuous Improvement for AIMCO.

Harry G. Alcock was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding is responsible for securities and debt financing and the treasury department. Ms. Fielding joined AIMCO in February 1997 and served as Vice President - Tenders, Securities and Debt until January 2000.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000, including a two-year assignment in the real estate national office.

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

The board of directors of the General Partner does not have a separate audit committee. As such, the board of directors of the General Partner fulfills the functions of an audit committee. The board of directors has determined that Martha L. Long meets the requirement of an "audit committee financial expert".

The directors and officers of the General Partner with authority over the Partnership are all employees of subsidiaries of AIMCO. AIMCO has adopted a code of ethics that applies to such directors and officers that is posted on AIMCO's website (www.AIMCO.com). AIMCO's website is not incorporated by reference to this filing.

Item 10.    Executive Compensation

Neither the directors nor the officers of the General Partner received any remuneration from the Partnership.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below, as of December 31, 2003, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

Entity                                       Number            Percent
                                            of Units          of Total

AIMCO IPLP, LP                               42,480            23.43%
   (an affiliate of AIMCO)
AIMCO Properties, LP                         58,532            32.29%
   (an affiliate of AIMCO)

AIMCO IPLP, L.P is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

As of December 31, 2003, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

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

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $96,000 and $115,000 for the years ended December 31, 2003 and 2002, respectively, which is included in operating expenses.

An affiliate of the General Partner earned reimbursement of accountable administrative expenses amounting to approximately $136,000 and $73,000 for the years ended December 31, 2003 and 2002, respectively, which is included in investment property and general and administrative expenses. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter of 2003, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Item 7. Financial Statements
- Note C"). Included in the amount for the years ended December 31, 2003 and 2002 are fees related to construction management services provided by an affiliate of the General Partner of approximately $4,000 and $28,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment property. Approximately $88,000 of the fees remain unpaid as of December 31, 2003 and are included in due to affiliates.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner earned approximately $4,000 during the year ended December 31, 2003 which is included in general and administrative expenses. No such fee was earned in 2002 as there were no operating distributions.

The Partnership had advances from an affiliate of the General Partner of approximately $139,000 as of December 31, 2001. During the year ended December 31, 2002, the Partnership received additional advances from an affiliate of the General Partner of approximately $98,000. During the year ended December 31, 2002, all the advances were repaid including approximately $5,000 in accrued interest. Interest was charged at the prime rate plus 2% and amounted to approximately $4,000 for the year ended December 31, 2002. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2003 and 2002, the Partnership was charged by AIMCO and its affiliates approximately $21,000 and $25,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 101,012 limited partnership units (the "Units") in the Partnership representing 55.72% of the outstanding Units at December 31, 2003. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 55.72% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, as its sole stockholder.

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

After the conversion, the various owners of interests in the Special Limited Partner transferred portions of their interests to CEI so that CEI now holds a ..2% interest in all allocable items of income, loss and distribution. The difference between the Special Limited Partners' capital accounts for financial statement and tax reporting purposes was amortized to the Limited Partners' capital account as the components of the timing differences which created the balance reversed. The difference became fully amortized during the year ended December 31, 2002.

Item 13.    Exhibits, Financial Statements, Schedules and Reports on Form 8-K

      (a)   Exhibits:

            See attached Exhibit Index

      (b) Reports on Form 8-K filed during the fourth quarter of 2003:

            None.

Item 14.    Principal Accounting Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2004.

Audit  Fees.  The  Partnership   paid  to  Ernst  &  Young  LLP  audit  fees  of
approximately $36,000 and $35,000 for 2003 and 2002, respectively.

Tax Fees. The Partnership paid to Ernst & Young LLP fees for tax services for 2003 and 2002 of approximately $7,000 and $14,000, respectively.

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



                                    CONSOLIDATED CAPITAL PROPERTIES VI


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Thomas M. Herzog
                                          Thomas M. Herzog
                                          Senior Vice President
                                          and Chief Accounting Officer


                                    Date: March 29, 2004


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Peter K. Kompaniez         Director                      Date: March 29, 2004
Peter K. Kompaniez


/s/Martha L. Long             Director and Senior Vice      Date: March 29, 2004
Martha L. Long                President


/s/Thomas M. Herzog           Senior Vice President         Date: March 29, 2004
Thomas M. Herzog              and Chief Accounting Officer

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

      32.1        Certification   Pursuant  to  18  U.S.C.  Section  1350,  as
                  Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.1


                                  CERTIFICATION


I, Martha L. Long, certify that:


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

Date: March 29, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior Vice President of ConCap
                                    Equities, Inc., equivalent of the
                                    chief executive officer of the Partnership

Exhibit 31.2


                                  CERTIFICATION


I, Thomas M. Herzog, certify that:


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

Date: March 29, 2004

                                    /s/Thomas M. Herzog
                                    Thomas M. Herzog
                                    Senior Vice President and Chief
                                    Accounting Officer of ConCap
                                    Equities, Inc., equivalent of the
                                    chief financial officer of the
                                    Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties VI (the "Partnership"), for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 29, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  March 29, 2004


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.