Form 10QSB
period 2004-03-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2004-05-14
CIK 755908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2004


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
                        (in thousands, except unit data)

                                 March 31, 2004



Assets
   Cash and cash equivalents                                                 $ 186
   Receivables and deposits                                                      24
   Other assets                                                                 183
   Investment property:
      Land                                                    $ 916
      Buildings and related personal property                 10,472
                                                              11,388
      Less accumulated depreciation                           (6,233)         5,155

                                                                            $ 5,548
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 37
   Tenant security deposit liabilities                                           96
   Accrued property taxes                                                        92
   Other liabilities                                                            104
   Due to affiliates (Note B)                                                   111
   Mortgage note payable                                                      4,999

Partners' (Deficiency) Capital
   General partner                                             $ (2)
   Special limited partners                                      (79)
   Limited partners (181,300 units issued and
      outstanding)                                               190            109

                                                                            $ 5,548


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                Three Months Ended
                                                                       March 31,
                                                                 2004          2003
Revenues:
   Rental income                                                $ 427         $ 412
   Other income                                                     51            60
   Casualty gain                                                     5            --
      Total revenues                                               483           472

Expenses:
   Operating                                                       173           205
   General and administrative                                       54            26
   Depreciation                                                    117           119
   Interest                                                         99           103
   Property taxes                                                   30            39
      Total expenses                                               473           492

Net income (loss)                                                $ 10         $ (20)

Net income (loss) allocated to general partner (0.2%)            $ --          $ --

Net income (loss) allocated to limited partners (99.8%)             10           (20)
                                                                 $ 10         $ (20)

Net income (loss) per limited partnership unit                  $ 0.06        $ (.11)
Distributions per limited partnership unit                      $ 0.59         $ --


         See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES VI
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficiency) capital
   at December 31, 2003             181,300       $ (2)      $ (75)    $ 283       $ 206

Distributions paid to partners           --          --         (4)      (103)       (107)

Net income for the three
   months ended March 31, 2004           --          --         --         10          10

Partners' (deficiency) capital
   at March 31, 2004                181,300       $ (2)      $ (79)    $ 190       $ 109


         See Accompanying Notes to Consolidated Financial Statements





                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Three Months Ended
                                                                       March 31,
                                                                   2004       2003
Cash flows from operating activities:
  Net income (loss)                                               $ 10        $ (20)
  Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
   Depreciation                                                     117          119
   Amortization of loan costs                                         2            2
   Casualty gain                                                     (5)          --
  Change in accounts:
      Receivables and deposits                                        2           (4)
      Other assets                                                  (58)          (1)
      Accounts payable                                              (42)           6
      Tenant security deposit liabilities                            (2)           6
      Accrued property taxes                                        (32)         (31)
      Other liabilities                                              62            4
      Due to affiliates                                              23           12
         Net cash provided by operating activities                   77           93

Cash flows used in investing activities:
  Insurance proceeds received                                        12           --
  Property improvements and replacements                            (12)         (68)
         Net cash used in investing activities                       --          (68)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (27)         (38)
  Distributions paid to partners                                   (107)          --
         Net cash used in financing activities                     (134)         (38)

Net decrease in cash and cash equivalents                           (57)         (13)
Cash and cash equivalents at beginning of period                    243          178
Cash and cash equivalents at end of period                       $ 186        $ 165

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 65        $ 101


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $23,000 and $24,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner earned reimbursement of accountable administrative expenses amounting to approximately $32,000 and $11,000 for the three months ended March 31, 2004 and 2003, respectively, which is included in general and administrative expenses. Approximately $111,000 of cumulative administrative expenses remained unpaid as of March 31, 2004 and are included in due to affiliates.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administrative management services. The General Partner earned approximately $9,000 during the three months ended March 31, 2004 which is included in general and administrative expenses. No such fee was earned for the three months ended March 31, 2003 as there were no operating distributions.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During 2004, the Partnership anticipates its cost for insurance coverage and fees associated with policy claims administration provided by AIMCO and its affiliates will be approximately $14,000. The Partnership was charged approximately $21,000 for 2003.

Note C - Casualty Event

The casualty gain is related to a pipe bomb explosion in January 2004 that damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $5,000 was recognized during the three months ended March 31, 2004 due to the receipt of approximately $12,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

Note D - Contingencies

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Pursuant to a formal order of investigation received by AIMCO on March 29, 2004, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the three month periods ended March 31, 2004 and 2003, was 92% and 89%, respectively. The General Partner attributes the increase in occupancy at the property to increased marketing and resident retention efforts.

The Partnership's financial results are dependent upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors which are outside the control of the Partnership such as the local economic climate and weather can adversely or positively impact the Partnership's financial results.

Results of Operations

The Partnership's net income for the three months ended March 31, 2004 was approximately $10,000 compared to net loss of approximately $20,000 for the corresponding period in 2003. Net income increased for the three months ended March 31, 2004 as compared to the same period in 2003 as a result of a decrease in total expenses and an increase in total revenues.

Total expenses decreased for the three months ended March 31, 2004 due to decreases in operating and property tax expenses partially offset by an increase in general and administrative expenses. Operating expenses decreased due primarily to a decrease in maintenance expenses. Maintenance expenses decreased primarily due to decreases in contract services and snow removal costs at the Partnership's property. Property tax expense decreased due to a decrease in the assessed value of the property.

General and administrative expenses increased for the three months ended March 31, 2004 primarily due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the
Partnership Agreement. The increase is also due to an increase in the special management fees earned by the General Partner for executive and administration management services. The fee is equal to 9% of the total distributions made from operations to the Limited Partners. Also included in general and administrative expenses at March 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the three months ended March 31, 2004 is attributable to an increase in rental income and a casualty gain (as discussed below), partially offset by a decrease in other income. Rental income increased primarily due to an increase in occupancy and a decrease in bad debt expense at Colony of Springdale Apartments. Other Income decreased primarily due to a decrease in late charges at the Partnership's property.

The casualty gain is related to a pipe bomb explosion in January 2004 that damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $5,000 was recognized during the three months ended March 31, 2004 due to the receipt of approximately $12,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

Liquidity and Capital Resources

At March 31, 2004, the Partnership had cash and cash equivalents of approximately $186,000 compared to approximately $165,000 at March 31, 2003. Cash and cash equivalents decreased by approximately $57,000 since December 31, 2003 due to approximately $134,000 of cash used in financing activities partially offset by approximately $77,000 of cash provided by operating activities. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property and distributions paid to partners. Cash used in investing activities consisted of property improvements and replacements offset by insurance proceeds received. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2004, the Partnership completed approximately $12,000 of capital improvements at Colony of Springdale Apartments, consisting primarily of floor covering replacements and electrical upgrades. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $132,000 in capital improvements during the remainder of 2004. The additional capital improvements will consist primarily of roof replacements, water/sewer upgrades and structural improvements. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,999,000 matures in November 2019 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2004 and 2003 (in thousands, except per unit data):


                  Three Months       Per          Three Months         Per
                     Ended         Limited           Ended           Limited
                   March 31,     Partnership       March 31,       Partnership
                      2004          Unit              2003             Unit
   Operations          $107         $  0.59         $   --             $   --

The Partnership's cash available for distribution is reviewed on a monthly basis. Future cash distributions will depend on the levels of net cash generated from operations, the availability of cash reserves and the timing of the debt maturity, refinancing, and/or sale of the property. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit further distributions to its partners in 2004 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 101,636 limited partnership units (the "Units") in the Partnership representing 56.06% of the outstanding Units at March 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.06% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, its sole stockholder.

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

On June 13, 2003, the Court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the Court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the Settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the Court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the Court heard oral argument on the motions and denied them both in their entirety. On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. Objector is scheduled to file a reply brief no later than May 13, 2004.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a Complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act (FLSA) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The Complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the Complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The Defendants have filed an answer to the Amended Complaint denying the substantive allegations. Discovery is currently underway.

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

            32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

            b) Reports on Form 8-K:

                  None filed during the quarter ended March 31, 2004.

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


                                    Date: May 13, 2004

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

Date: May 13, 2004

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

Date: May 13, 2004

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

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Thomas M. Herzog, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 13, 2004


                                           /s/Thomas M. Herzog
                                    Name:  Thomas M. Herzog
                                    Date:  May 13, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.