Form 10QSB
period 2004-06-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2004-08-13
CIK 755908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004


[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No ___

                         PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                                  June 30, 2004



Assets
   Cash and cash equivalents                                                 $ 18
   Receivables and deposits                                                      33
   Other assets                                                                 169
   Investment property:
      Land                                                    $ 916
      Buildings and related personal property                 10,594
                                                             11,510
      Less accumulated depreciation                           (6,324)         5,186

                                                                            $ 5,406
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 98
   Tenant security deposit liabilities                                           98
   Accrued property taxes                                                        59
   Other liabilities                                                            100
   Due to affiliates (Note B)                                                    21
   Mortgage note payable                                                      4,957

Partners' (Deficiency) Capital
   General partner                                             $ (2)
   Special limited partners                                      (79)
   Limited partners (181,300 units issued and
      outstanding)                                               154             73

                                                                            $ 5,406

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                          Three Months                 Six Months
                                         Ended June 30,              Ended June 30,
                                       2004          2003          2004          2003

Revenues:
   Rental income                       $ 403         $ 405         $ 830        $ 817
   Other income                            63            64           114          124
   Casualty gain (Note C)                   4            --             9           --
       Total revenues                     470           469           953          941

Expenses:
   Operating                              215           197           388          402
   General and administrative              46            25           100           51
   Depreciation                           117           121           234          240
   Interest                                99           102           198          205
   Property taxes                          29            39            59           78
       Total expenses                     506           484           979          976

Net loss                               $ (36)        $ (15)        $ (26)       $ (35)

Net loss allocated to
   general partner (0.2%)              $ --          $ --          $ --          $ --

Net loss allocated to
   limited partners (99.8%)               (36)          (15)          (26)         (35)

                                       $ (36)        $ (15)        $ (26)       $ (35)

Net loss per limited
   partnership unit                   $ (0.20)      $ (0.08)      $ (0.14)     $ (0.19)
Distributions per limited
   partnership unit                    $ --          $ --         $ 0.57         $ --

         See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES VI
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficiency) capital
   at December 31, 2003             181,300       $ (2)      $ (75)    $ 283       $ 206

Distributions paid to partners           --          --         (4)      (103)       (107)

Net loss for the six months
   ended June 30, 2004                   --          --         --        (26)        (26)

Partners' (deficiency) capital
   at June 30, 2004                 181,300       $ (2)      $ (79)    $ 154       $ 73

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                  Six Months Ended
                                                                        June 30,
                                                                    2004      2003
Cash flows from operating activities:
  Net loss                                                       $ (26)       $ (35)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Depreciation                                                   234          240
     Amortization of loan costs                                       3            3
     Casualty gain                                                   (9)          --
     Change in accounts:
      Receivables and deposits                                       (7)          (4)
      Other assets                                                  (45)         (24)
      Accounts payable                                              (40)         (13)
      Tenant security deposit liabilities                            --            9
      Accrued property taxes                                        (65)         (63)
      Other liabilities                                              58            6
      Due to affiliates                                             (67)          17
         Net cash provided by operating activities                   36          136

Cash flows from investing activities:
  Property improvements and replacements                           (101)        (119)
  Insurance proceeds received                                        16           --
         Net cash used in investing activities                      (85)        (119)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (69)         (76)
  Distributions paid to partners                                   (107)          --
         Net cash used in financing activities                     (176)         (76)

Net decrease in cash and cash equivalents                          (225)         (59)
Cash and cash equivalents at beginning of period                    243          178
Cash and cash equivalents at end of period                        $ 18        $ 119

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 162        $ 201
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 59        $ --

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Related Party Transactions

The Partnership has no employees and is dependent on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management  services.  The  Partnership  paid to such  affiliates  approximately
$46,000 and $48,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner earned reimbursement of accountable administrative expenses amounting to approximately $63,000 and $25,000 for the six months ended June 30, 2004 and 2003, respectively, which is included in general and administrative expenses. Approximately $21,000 of these expenses remained unpaid as of June 30, 2004 and are included in due to affiliates.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administrative management services. The General Partner earned approximately $9,000 during the six months ended June 30, 2004 which is included in general and administrative expenses. No such fee was earned for the six months ended June 30, 2003 as there were no operating distributions.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the six months ended June 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $14,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Event

The casualty gain is related to a pipe bomb explosion in January 2004 that damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $9,000 was recognized during the six months ended June 30, 2004 due to the receipt of approximately $16,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As previously disclosed, the Central Regional Office of the United States Securities and Exchange Commission is conducting an investigation relating to certain matters. AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, and capitalization of expenses and payroll. AIMCO is cooperating fully. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations taken as a whole.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the six month periods ended June 30, 2004 and 2003, was 91% and 90%, respectively.

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

Results of Operations

The Partnership's net loss for the three and six months ended June 30, 2004 was approximately $36,000 and $26,000 compared to net loss of approximately $15,000 and $35,000 for the corresponding periods in 2003. Net loss increased for the three months ended June 30, 2004 as a result of an increase in total expenses. Total revenues remained relatively constant for the three months ended June 30, 2004. Net loss decreased for the six months ended June 30, 2004 as a result of an increase in total revenues partially offset by an increase in total expenses.

Total expenses increased for the six months ended June 30, 2004 due to an increase in general and administrative expenses partially offset by decreases in operating and property tax expenses. Total expenses increased for the three months ended June 30, 2004 due to increases in operating and general and administrative expenses partially offset by a decrease in property tax expense. Operating expense decreased for the six months ended June 30, 2004 primarily due to a decrease in maintenance expense. The decrease in maintenance expenses was primarily due to a decrease in contract services. Operating expenses increased for the three months ended June 30, 2004 primarily due to an increase in property expenses resulting from an increase in utility expenses at the Partnership's property. Property tax expense decreased for both the three and six months ended June 30, 2004 due to a decrease in the assessed value of the property.

General and administrative expenses increased for the three and six months ended June 30, 2004 primarily due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement. The increase during the six months ended June 30, 2004 was also due to an increase in the special management fees earned by the General Partner for executive and administration management services. The fee is equal to 9% of the total distributions made from operations to the Limited Partners. Also included in general and administrative expenses at June 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement.

The increase in total revenues for the six months ended June 30, 2004 was primarily due to an increase in rental income and a casualty gain (as discussed below), partially offset by a decrease in other income. Rental income increased primarily due to an increase in occupancy and a decrease in bad debt expense partially offset by a decrease in average rental rates at Colony of Springdale Apartments. Other income decreased primarily due to a decrease in late charges at the Partnership's property.

The casualty gain is related to a pipe bomb explosion in January 2004 that damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $9,000 was recognized during the six months ended June 30, 2004 due to the receipt of approximately $16,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

Liquidity and Capital Resources

At June 30, 2004, the Partnership had cash and cash equivalents of approximately $18,000 compared to approximately $119,000 at June 30, 2003. Cash and cash equivalents decreased by approximately $225,000 since December 31, 2003 due to approximately $85,000 and $176,000 of cash used in investing and financing activities, respectively, partially offset by approximately $36,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property and distributions paid to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance, including increased legal and audit fees. Capital improvements planned for the Partnership's property are detailed below.

During the six months ended June 30, 2004, the Partnership completed approximately $160,000 of capital improvements at Colony of Springdale Apartments, consisting primarily of roof, floor covering, air conditioning unit and appliance replacements and structural improvements. These improvements were funded from operating cash flow. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $51,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,957,000 matures in November 2019 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the six months ended June 30, 2004 and 2003 (in thousands, except per unit data):

                   Six months        Per           Six months          Per
                     Ended         Limited           Ended           Limited
                    June 30,     Partnership        June 30,       Partnership
                      2004          Unit              2003             Unit

   Operations         $107         $  0.57          $   --             $   --

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 101,828 limited partnership units (the "Units") in the Partnership representing 56.17% of the outstanding Units at June 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.17% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO, its sole stockholder.

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

On January 28, 2004, Objector filed his opening brief in his pending appeal. On April 23, 2004, the General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. Plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the General Partner and Plaintiffs. No hearing has been scheduled in the matter.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with this case will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 Plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations taken as a whole. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations taken as a whole.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a) Exhibits:

                  See attached Exhibit Index

            b) Reports on Form 8-K:

                  None filed during the quarter ended June 30, 2004.

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



                                    CONSOLIDATED CAPITAL PROPERTIES VI


                                    By:   CONCAP EQUITIES, INC.
                                          General Partner


                                    By:   /s/Martha L. Long
                                          Martha L. Long
                                          Senior Vice President


                                    By:   /s/Stephen B. Waters
                                           Stephen B. Waters
                                           Vice President


                                    Date: August 12, 2004

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

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004

                                    /s/Martha L. Long
                                    Martha L. Long
                                    Senior  Vice   President  of  ConCap
                                    Equities,  Inc.,  equivalent  of the
                                    chief   executive   officer  of  the
                                    Partnership

Exhibit 31.2
                                  CERTIFICATION
I, Stephen B. Waters, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Consolidated Capital Properties VI;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      (b) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      (c) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of    ConCap
                                    Equities,   Inc.,  equivalent  of
                                    the chief  financial  officer  of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  August 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  August 12, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.