Form 10QSB
period 2004-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2004-11-12
CIK 755908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2004


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
                        (in thousands, except unit data)

                               September 30, 2004



Assets
   Cash and cash equivalents                                                 $ 36
   Receivables and deposits                                                      27
   Other assets                                                                 138
   Investment property:
      Land                                                    $ 916
      Buildings and related personal property                 10,882
                                                              11,798
      Less accumulated depreciation                           (6,418)         5,380

                                                                            $ 5,581
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 326
   Tenant security deposit liabilities                                           97
   Accrued property taxes                                                        89
   Other liabilities                                                             94
   Due to affiliates (Note B)                                                    55
   Mortgage note payable                                                      4,915

Partners' (Deficiency) Capital
   General partner                                             $ (2)
   Special limited partners                                      (79)
   Limited partners (181,300 units issued and
      outstanding)                                                86              5

                                                                            $ 5,581

         See Accompanying Notes to Consolidated Financial Statements




                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)

                                          Three Months               Nine Months
                                       Ended September 30,       Ended September 30,
                                        2004         2003         2004         2003

   Revenues:
      Rental income                    $ 391        $ 435        $ 1,221      $ 1,252
      Other income                         60           59           174          183
      Casualty gain (Note C)               12           --            21           --
          Total revenues                  463          494         1,416        1,435

   Expenses:
      Operating                           249          222           637          624
      General and administrative           39           27           139           78
      Depreciation                        113          116           347          356
      Interest                            100          100           298          305
      Property taxes                       30           39            89          117
          Total expenses                  531          504         1,510        1,480

   Net loss                            $ (68)       $ (10)        $ (94)       $ (45)

   Net loss allocated to
      general partner (0.2%)            $ --         $ --         $ --         $ --

   Net loss allocated to
      limited partners (99.8%)            (68)         (10)          (94)         (45)

                                       $ (68)       $ (10)        $ (94)       $ (45)

   Net loss per limited
      partnership unit                $ (0.38)     $ (0.06)      $ (0.52)     $ (0.25)

   Distributions per limited
      partnership unit                  $ --         $ --        $ 0.57        $ --

         See Accompanying Notes to Consolidated Financial Statements


                      CONSOLIDATED CAPITAL PROPERTIES VI
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficiency) capital
   at December 31, 2003             181,300       $ (2)      $ (75)    $ 283       $ 206

Distributions paid to partners           --          --         (4)      (103)       (107)

Net loss for the nine months
   ended September 30, 2004              --          --         --        (94)        (94)

Partners' (deficiency) capital
   at September 30, 2004            181,300       $ (2)      $ (79)     $ 86        $ 5

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2004       2003
Cash flows from operating activities:
  Net loss                                                       $ (94)       $ (45)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                                     347          356
   Amortization of loan costs                                         6            4
   Casualty gain                                                    (21)          --
  Change in accounts:
      Receivables and deposits                                       (1)          (5)
      Other assets                                                  (17)         (28)
      Accounts payable                                              (47)         (11)
      Tenant security deposit liabilities                            (1)          22
      Accrued property taxes                                        (35)         (24)
      Other liabilities                                              52           28
      Due to affiliates                                             (33)          --
         Net cash provided by operating activities                  156          297

Cash flows from investing activities:
  Property improvements and replacements                           (186)        (119)
  Insurance proceeds received                                        41           --
         Net cash used in investing activities                     (145)        (119)

Cash flows from financing activities:
  Payments on mortgage note payable                                (111)        (115)
  Distributions paid to partners                                   (107)          --
         Net cash used in financing activities                     (218)        (115)

Net (decrease) increase in cash and cash equivalents               (207)          63
Cash and cash equivalents at beginning of period                    243          178
Cash and cash equivalents at end of period                        $ 36        $ 241

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 259        $ 335
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                              $ 294        $ --

         See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General  Partner are entitled to receive 5% of gross  receipts
from  the  Partnership's   property  as  compensation  for  providing   property
management services. The Partnership paid to such affiliates approximately $68,000 and $72,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $103,000 and $36,000 for the nine months ended September 30, 2004 and 2003, respectively, which is included in general and administrative expenses. Approximately $55,000 of these expenses remained unpaid as of September 30, 2004 and are included in due to affiliates.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administrative management services. The General Partner earned approximately $9,000 during the nine months ended September 30, 2004 which is included in general and administrative expenses. No such fee was earned for the nine months ended September 30, 2003 as there were no operating distributions.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

Note C - Casualty Events

In January 2004 a pipe bomb explosion occurred at the property which damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $9,000 was recognized during the nine months ended September 30, 2004 due to the receipt of approximately $16,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the nine months ended September 30, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000.

Note D - Subsequent Event

Subsequent to September 30, 2004, the General Partner advanced to the Partnership approximately $225,000 to cover expenses related to operations at Colony of Springdale Apartments. Interest will be charged at prime plus 2% (6.75% at September 30, 2004).

Note E - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

As  previously  disclosed,  the  Central  Regional  Office of the United  States
Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs, and tax credit transactions. AIMCO is cooperating fully. AIMCO is not able to predict when the matter will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the nine month periods ended September 30, 2004 and 2003, was 90% and 91%, respectively.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership, such as the local economic climate and weather, can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three and nine months ended September 30, 2004 was approximately $68,000 and $94,000 compared to net loss of approximately $10,000 and $45,000 for the corresponding periods in 2003. Net loss increased for the three and nine months ended September 30, 2004 as a result of an increase in total expenses and a decrease in total revenues.

Total expenses increased for the three and nine months ended September 30, 2004 due to increases in operating and general and administrative expenses, partially offset by a decrease in property tax expenses. Operating expenses increased for the three and nine months ended September 30, 2004 due to an increase in property expenses partially offset by a decrease in maintenance expenses.
Property expenses increased primarily due to an increase in utility expenses. Maintenance expenses decreased primarily due to reduced contract service costs at the property. Property tax expense decreased for both the three and nine months ended September 30, 2004 due to a decrease in the assessed value of the property.

General and administrative expenses increased for the three and nine months ended September 30, 2004 primarily due to an increase in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement partially offset by a decrease in the costs associated with the annual audit required by the Partnership Agreement. The increase during the nine months ended September 30, 2004 was also due to an increase in the special management fees earned by the General Partner for executive and administration management services. The fee is equal to 9% of the total distributions made from operations to the Limited Partners. Also included in general and administrative expenses at September 30, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The decrease in total revenues for the three and nine months ended September 30, 2004 was primarily due to a decrease in rental income partially offset by a casualty gain (as discussed below). Rental income decreased primarily due to a decrease in occupancy and average rental rates at Colony of Springdale Apartments.

In January 2004 a pipe bomb explosion occurred at the property which damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $9,000 was recognized during the nine months ended September 30, 2004 due to the receipt of approximately $16,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the nine months ended September 30, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000.

Liquidity and Capital Resources

At September 30, 2004, the Partnership had cash and cash equivalents of approximately $36,000 compared to approximately $241,000 at September 30, 2003. Cash and cash equivalents decreased by approximately $207,000 since December 31, 2003 due to approximately $145,000 and $218,000 of cash used in investing and financing activities, respectively, partially offset by approximately $156,000 of cash provided by operating activities. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash used in financing activities consisted of principal payments made on the mortgage encumbering the Partnership's property and distributions paid to partners. The Partnership invests its working capital reserves in interest bearing accounts.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership and to comply with Federal, state, and local legal and regulatory requirements. The General Partner monitors developments in the area of legal and regulatory compliance. For example, the Sarbanes-Oxley Act of 2002 mandates or suggests additional compliance measures with regard to governance, disclosure, audit and other areas. In light of these changes, the Partnership expects that it will incur higher expenses related to compliance. Capital improvements planned for the Partnership's property are detailed below.

During the nine months ended  September  30,  2004,  the  Partnership  completed approximately $480,000 of capital improvements at Colony of Springdale Apartments, consisting primarily of wood siding, roof, floor covering, air conditioning unit and appliance replacements and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership evaluates the capital improvement needs of the property during the year and currently expects to complete an additional $261,000 in capital improvements during the remainder of 2004. Additional capital improvements may be considered and will depend on the physical condition of the property as well as the anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,915,000 matures in November 2019 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the nine months ended September 30, 2004 and 2003 (in thousands, except per unit data):


                  Nine Months Ended    Per Limited  Nine Months Ended     Per Limited
                    September 30,     Partnership     September 30,       Partnership
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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at September 30, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution.

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

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On November 24, 2003, the Objector filed an application requesting the court order AIMCO to withdraw settlement tender offers it had commenced, refrain from making further offers pending the appeal and auction any units tendered to third parties, contending that the offers did not conform with the terms of the settlement. Counsel for the Objector (on behalf of another investor) had alternatively requested the court take certain action purportedly to enforce the terms of the settlement agreement. On December 18, 2003, the court heard oral argument on the motions and denied them both in their entirety. The Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On January 28, 2004, the Objector filed his opening brief in the Appeal. On April 23, 2004, the Managing General Partner and its affiliates filed a response brief in support of the settlement and the judgment thereto. The plaintiffs have also filed a brief in support of the settlement. On June 4, 2004, Objector filed a reply to the briefs submitted by the Managing General Partner and Plaintiffs. In addition both the Objector and plaintiffs filed briefs in connection with the second appeal. The Court of Appeals heard oral argument on both appeals on September 22, 2004 and took the matters under submission.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

On August 8, 2003 AIMCO Properties L.P., an affiliate of the Managing General Partner, was served with a complaint in the United States District Court, District of Columbia alleging that AIMCO Properties L.P. willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. On March 5, 2004 the plaintiffs filed an amended complaint also naming NHP Management Company, which is also an affiliate of the Managing General Partner. The complaint is styled as a Collective Action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call". The defendants have filed an answer to the amended complaint denying the substantive allegations. Some discovery has taken place and settlement negotiations continue. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

ITEM 6.     EXHIBITS

            See attached Exhibit Index

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


                                    Date: November 12, 2004


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

Date: November 12, 2004

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

Date: November 12, 2004

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of    ConCap
                                    Equities,   Inc.,  equivalent  of
                                    the chief  financial  officer  of
                                    the Partnership


Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 12, 2004


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 12, 2004



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.