Form 10KSB
period 2004-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2005-03-18
CIK 755908

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      OF 1934

                 For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________to _________

                         Commission file number 0-14099

                       CONSOLIDATED CAPITAL PROPERTIES VI
                 (Name of small business issuer in its charter)

         California                                              94-2940204
(State or other jurisdiction of                               (I.R.S.Employer
 incorporation or organization)                              Identification No.)

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

State issuer's revenues for its most recent fiscal year.  $1,862,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2004. No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

Laws benefiting disabled persons may result in the Partnership's incurrence of unanticipated expenses. Under the Americans with Disabilities Act of 1990, or ADA, all places intended to be used by the public are required to meet certain Federal requirements related to access and use by disabled persons. Likewise, the Fair Housing Amendments Act of 1988, or FHAA, requires apartment properties first occupied after March 13, 1990 to be accessible to the handicapped. These and other Federal, state and local laws may require modifications to the Partnership's property, or restrict renovations of the property. Noncompliance with these laws could result in the imposition of fines or an award of damages to private litigants and also could result in an order to correct any non-complying feature, which could result in substantial capital expenditures. Although the General Partner believes that the Partnership's property is substantially in compliance with the present requirements, the Partnership may incur unanticipated expenses to comply with the ADA and the FHAA.

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

From time to time, the Federal Bureau of Investigation, or FBI, and the United States Department of Homeland Security issue alerts regarding potential terrorist threats involving apartment buildings. Threats of future terrorist attacks, such as those announced by the FBI and the Department of Homeland
Security, could have a negative effect on rent and occupancy levels at the Partnership's property. The effect that future terrorist activities or threats of such activities could have on the Partnership's operations is uncertain and unpredictable. If the Partnership were to incur a loss at a property as a result of an act of terrorism, the Partnership could lose all or a portion of the capital invested in the property, as well as the future revenue from the property. In this regard, the Partnership has purchased insurance to cover acts of terrorism. The General Partner does not anticipate that these costs will have a negative effect on the Partnership's consolidated financial condition or results of operations.

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

                            Gross
                           Carrying   Accumulated                         Federal
Property                    Value     Depreciation    Rate    Method     Tax Basis
                               (in thousands)                          (in thousands)

Colony of Springdale       $11,957      $ 6,538     5-30 yrs    S/L       $ 4,787

See "Note A" included in "Item 7. Financial Statements" for a description of the Partnership's capitalization and depreciation policies.

Schedule of Property Indebtedness

                           Principal                                        Principal
                           Balance At     Stated                             Balance
                          December 31,   Interest    Period    Maturity      Due At
       Property               2004         Rate    Amortized     Date      Maturity (1)
                         (in thousands)

Colony of Springdale
  1st mortgage               $4,873        7.79%     20 yrs    11/2019        $ --

(1) See "Item 7. Financial Statements, Note D" for information with respect to the Partnership's ability to prepay this loan and other specific details about the loan.

Rental Rates and Occupancy

Average annual rental rate and occupancy for 2004 and 2003 for the property:

                                       Average Annual            Average Annual
                                        Rental Rate                 Occupancy
                                         (per unit)
 Property                           2004          2003         2004        2003

 Colony of Springdale              $7,164        $7,188         88%         91%

The General Partner attributes the decrease in occupancy at Colony of Springdale Apartments to adhering to stricter credit guidelines in acceptance of tenant applications.

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

Real Estate Taxes and Rates

Real estate taxes and the tax rate in 2004 for the property were:

                                    2004             2004
                                    Taxes            Rate
                                 (in thousands)

Colony of Springdale                $ 126            4.90%

Capital Improvements

During the year ended December 31, 2004, the Partnership completed approximately $639,000 in capital improvements at the property. The improvements consisted primarily of wood siding, roof, air conditioning unit, appliance and floor covering replacements, and structural improvements. These improvements were funded from operating cash flow and insurance proceeds. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

Item 4.     Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2004, no matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Security Holder Matters

The Partnership, a publicly-held limited partnership, offered and sold 181,808 limited partnership units (the "Units") aggregating $45,452,000. The Partnership currently has 2,303 holders of record owning an aggregate of 181,300 Units. Affiliates of the General Partner owned 102,000 units or 56.26% at December 31, 2004. No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                                 Per                          Per
                              Year Ended       Limited       Year Ended     Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2004            Unit           2003          Unit

   Operations                   $  107          $  0.57        $   50         $ 0.26

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing, and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations after required capital expenditures to permit any distributions to its partners in 2005 or subsequent periods. See "Item 2. Description of Properties - Capital Improvements" for information relating to anticipated capital expenditures at the property.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.     Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

The Partnership's net loss for the year ended December 31, 2004 was approximately $129,000 compared to net loss of approximately $112,000 for the year ended December 31, 2003. Net loss increased for the year ended December 31, 2004 as a result of a decrease in total revenues partially offset by a decrease in total expenses.

The decrease in total revenues for the year ended December 31, 2004 was primarily due to a decrease in rental income partially offset by a casualty gain (as discussed below). Rental income decreased primarily due to a decrease in occupancy at Colony of Springdale Apartments.

In January 2004 a pipe bomb explosion occurred at the property which damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $9,000 was recognized during the year ended
December 31, 2004 due to the receipt of approximately $16,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the year ended December 31, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000.

Total expenses decreased for the year ended December 31, 2004 due to a decrease in general and administrative expense, partially offset by an increase in property tax expense. Property tax expense increased for the year ended December 31, 2004 due to a prior year tax refund received in the fourth quarter of 2003 at Colony of Springdale Apartments.

General and administrative expenses decreased for the year ended December 31, 2004 primarily due to a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and the costs associated with the annual audit required by the Partnership Agreement partially offset by an increase in the special management fees earned by the General Partner for executive and administration management services. The fee is equal to 9% of the total distributions made from operations to the Limited Partners. Also included in general and administrative expenses at December 31, 2004 and 2003 are costs associated with the quarterly and annual communications with investors and regulatory agencies.

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

Liquidity and Capital Resources

At December 31, 2004, the Partnership had cash and cash equivalents of approximately $60,000 compared to approximately $243,000 at December 31, 2003. Cash and cash equivalents decreased by approximately $183,000 due to approximately $587,000 of cash used in investing activities partially offset by approximately $310,000 and $94,000 of cash provided by operating and financing activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from an affiliate partially offset by principal payments made on the mortgage indebtedness encumbering the Partnership's property and distributions to partners. The Partnership invests its working capital reserves in interest bearing accounts.

During the year ended December 31, 2004, the Partnership received advances from an affiliate of the General Partner of approximately $354,000. Interest was charged at the prime rate plus 2% (7.25% at December 31, 2004) and amounted to approximately $3,000 for the year ended December 31, 2004. At December 31, 2004, the amount of outstanding loans and accrued interest was approximately $357,000 and is included in due to affiliate. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2003.

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

The  Partnership  regularly  evaluates  the  capital  improvement  needs  of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property. Capital expenditures will be incurred only if cash is available from operations or from Partnership reserves. To the extent that capital improvements are completed, the Partnership's distributable cash flow, if any, may be adversely affected at least in the short term.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,873,000 matures in November 2019 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the years ended December 31, 2004 and 2003 (in thousands, except per unit data):

                                                 Per                          Per
                              Year Ended       Limited       Year Ended     Limited
                             December 31,    Partnership    December 31,  Partnership
                                 2004            Unit           2003          Unit

   Operations                   $  107          $  0.57        $   50         $ 0.26

Future cash distributions will depend on the levels of cash generated from operations, and the timing of the debt maturity, refinancing and/or sale of the property. The Partnership's cash available for distribution is reviewed on a monthly basis. There can be no assurance that the Partnership will generate sufficient funds from operations, after required capital expenditures, to permit any distributions to its partners during 2005 or subsequent periods.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

Revenue Recognition

The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Item 7.     Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

      Report of Independent Registered Public Accounting Firm

      Consolidated Balance Sheet - December 31, 2004

      Consolidated Statements of Operations - Years ended December 31, 2004 and 2003

      Consolidated Statements of Changes in Partners' (Deficiency) Capital - Years ended December 31, 2004 and 2003

      Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003

      Notes to Consolidated Financial Statements

              Report of Independent Registered Public Accounting Firm



The Partners
Consolidated Capital Properties VI


We have audited the  accompanying  consolidated  balance  sheet of  Consolidated
Capital Properties VI as of December 31, 2004, and the related consolidated statements of operations, changes in partners' (deficiency) capital, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Consolidated Capital Properties VI at December 31, 2004, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.


                                                          /s/ERNST & YOUNG LLP


Greenville, South Carolina
March 10, 2005

                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET
                        (in thousands, except unit data)

                                December 31, 2004



Assets
   Cash and cash equivalents                                                  $ 60
   Receivables and deposits                                                      26
   Other assets                                                                 130
   Investment property (Notes D and E):
      Land                                                     $ 916
      Buildings and personal property                          11,041
                                                               11,957
      Less accumulated depreciation                            (6,538)        5,419

                                                                            $ 5,635
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                           $ 40
   Tenant security deposit liabilities                                           85
   Accrued property taxes                                                       126
   Other liabilities                                                            127
   Due to affiliates (Note B)                                                   414
   Mortgage note payable (Note D)                                             4,873

Partners' (Deficiency) Capital
   General partner                                              $ (2)
   Special limited partners                                       (79)
   Limited partners (181,300 units issued and
      outstanding)                                                 51           (30)

                                                                            $ 5,635

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (in thousands, except per unit data)

                                                           Years Ended December 31,
                                                              2004         2003
Revenues:
   Rental income                                             $ 1,610      $ 1,674
   Other income                                                  231          243
   Casualty gains (Note G)                                        21           --
      Total revenues                                           1,862        1,917

Expenses:
   Operating                                                     852          853
   General and administrative                                    149          194
   Depreciation                                                  467          472
   Interest                                                      397          405
   Property taxes                                                126          105
      Total expenses                                           1,991        2,029

Net loss (Note F)                                            $ (129)      $ (112)

Net loss allocated to special limited
  partners                                                        --           --
Net loss allocated to limited partners                          (129)        (112)
                                                             $ (129)      $ (112)

Net loss per limited partnership unit                        $ (0.71)     $ (0.62)

Distribution per limited partnership unit                    $ 0.57       $ 0.26

        See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES VI
     CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                        (in thousands, except unit data)



                                     Limited                 Special
                                   Partnership   General     Limited    Limited
                                      Units      Partner    Partners    Partners    Total

Original capital
   contributions                     181,808       $ 1        $ --      $45,452    $45,453

Partners' (deficiency) capital
   at December 31, 2002              181,300          (2)        (73)       443        368

Distributions paid to partners            --          --         (2)        (48)        (50)

Net loss for the year
  ended December 31, 2003                 --          --         --        (112)      (112)

Partners' (deficiency) capital
  at December 31, 2003               181,300          (2)       (75)        283         206

Distributions paid to partners            --          --         (4)       (103)       (107)

Net loss for the year
  ended December 31, 2004                 --          --         --        (129)      (129)

Partners' (deficiency) capital
  at December 31, 2004               181,300      $ (2)       $ (79)      $ 51       $ (30)

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                              Years Ended December 31,
                                                                   2004         2003
Cash flows from operating activities:
  Net loss                                                        $ (129)      $ (112)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
     Depreciation                                                    467          472
     Amortization of loan costs                                        6            5
     Casualty gains                                                  (21)          --
     Change in accounts:
      Receivables and deposits                                        --           (1)
      Other assets                                                    (9)         (17)
      Accounts payable                                               (50)          40
      Tenant security deposit liabilities                            (13)          23
      Accrued taxes                                                    2          (11)
      Other liabilities                                               85          (68)
      Due to Affiliates                                              (28)          88

        Net cash provided by operating activities                    310          419

Cash flows from investing activities:
  Property improvements and replacements                            (628)        (136)
  Insurance proceeds received                                         41           --

        Net cash used in investing activities                       (587)        (136)

Cash flows from financing activities:
  Payments on mortgage note payable                                 (153)        (168)
  Advances from affiliate                                            354           --
  Distributions paid to partners                                    (107)         (50)

        Net cash provided by (used in) financing activities           94         (218)

Net (decrease) increase in cash and cash equivalents                (183)          65

Cash and cash equivalents at beginning of year                       243          178

Cash and cash equivalents at end of year                           $ 60        $ 243

Supplemental disclosure of cash flow information:
  Cash paid for interest                                          $ 354        $ 434

Supplemental disclosure of non-cash flow information:
  Property improvements and replacements included in
    accounts payable                                               $ 11         $ --

        See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


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

Investment Property: Investment property consists of one apartment complex and is stated at cost. Acquisition fees are capitalized as a cost of real estate. The Partnership capitalizes all expenditures in excess of $250 that clearly relate to the acquisition and installation of real and personal property components. These expenditures include costs incurred to replace existing property components, costs incurred to add a material new feature to a property, and costs that increase the useful life or service potential of a property component. These capitalized costs are depreciated over the useful life of the asset. Expenditures for ordinary repairs, maintenance and apartment turnover costs are expensed as incurred.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. No adjustments for impairment of value were recorded in the years ended December 31, 2004 or 2003.

Depreciation: Depreciation is provided by the straight-line method over the estimated lives of the apartment property and related personal property. For Federal income tax purposes, the accelerated cost recovery method is used for real property over 19 years for additions after May 8, 1985, and before January 1, 1987. As a result of the Tax Reform Act of 1986, for additions after December 31, 1986, the modified accelerated cost recovery method is used for depreciation of (1) real property over 27 1/2 years and (2) personal property additions over 5 years.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks. At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $57,000 at December 31, 2004 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Deferred Costs: Loan costs of approximately $121,000 less accumulated amortization of approximately $31,000 are included in other assets. The loan costs are amortized over the term of the related loan balance. Amortization expense of approximately $6,000 and $5,000 is included in interest expense at December 31, 2004 and 2003, respectively. Amortization expense is expected to be approximately $6,000 for each of the years 2005 through 2009.

Leasing   commissions  and  other  direct  costs  incurred  in  connection  with successful leasing efforts are deferred and amortized over the terms of the related leases. Amortization of these costs is included in operating expenses.

Tenant Security Deposits: The Partnership requires security deposits from lessees for the duration of the lease. Deposits are refunded when the tenant vacates, provided the tenant has not damaged its space and is current on its rental payments.

Fair Value of Financial Instruments: SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", as amended by SFAS No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate fair value. Fair value is defined in the SFAS as the amount at which the instruments could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Partnership believes that the carrying amount of its financial instruments (except for long term debt) approximates their fair value due to the short term maturity of these instruments. The Partnership estimates the fair value of its long term debt by discounting future cash flows using a discount rate commensurate with that currently believed to be available to the Partnership for similar term, fully amortizing long-term debt. The fair value of the Partnership's long term debt at the Partnership's incremental borrowing rate is approximately $5,360,000.

Leases: The Partnership generally leases apartment units for twelve-month terms or less. The Partnership will offer rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, is recognized on a straight-line basis over the term of the lease. The Partnership evaluates all accounts receivable from residents and establishes an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between general and limited partners in accordance with the provisions of the Partnership Agreement.

The Partnership Agreement, as amended, provides net income and losses to be allocated to the general partner, special limited partners and limited partners at 0.2%, 3.8% and 96%, respectively. At no time shall net losses be allocated to the special limited partners if such allocation would make the capital balance negative or make a negative balance larger. In the event that a loss is not allocated to the special limited partners, it is allocated to the limited partners. In the years ended December 31, 2004 and 2003, the Partnership recognized a net loss and the special limited partners' capital balance was negative, so the net losses were allocated 0.2% to the general partner and 99.8% to the limited partners.

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

Advertising Costs: The Partnership expenses the cost of advertising as incurred. Advertising costs of approximately $54,000 in 2004 and approximately $50,000 in 2003 were charged to expense as incurred and are included in operating expenses.

Note B - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $90,000 and $96,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $155,000 and $136,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note C"). The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $57,000 and $4,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment property. Approximately $57,000 of the accountable administrative expenses remain unpaid as of December 31, 2004 and are included in due to affiliates.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner earned approximately $9,000 and $4,000 during the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

During the year ended December 31, 2004, the Partnership received advances from an affiliate of the General Partner of approximately $354,000. Interest was charged at the prime rate plus 2% (7.25% at December 31, 2004) and amounted to approximately $3,000 for the year ended December 31, 2004. At December 31, 2004, the amount of outstanding loans and accrued interest was approximately $357,000 and is included in due to affiliate. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note C - Fourth Quarter Adjustment

The Partnership's policy is to record management reimbursements to the General Partner as allowed under the Partnership Agreement on a quarterly basis, using estimated financial information furnished by an affiliate of the General Partner. For the first three quarters of 2003, these reimbursements of accountable administrative expenses were based on estimated amounts. During the fourth quarter of 2003, the Partnership recorded an adjustment to management reimbursements to the General Partner of approximately $88,000 due to a difference in the estimated costs and the actual costs incurred. The actual management reimbursements to the General Partner for the year ended December 31, 2003 were approximately $130,000 as compared to the estimated management reimbursements to the General Partner for the nine months ended September 30, 2003 of approximately $32,000. The adjustment to management reimbursements was included in general and administrative expenses.

Note D - Mortgage Note Payable

The principal terms of the mortgage note payable are as follows:

                          Principal    Monthly                           Principal
                         Balance At    Payment     Stated                 Balance
                        December 31,  Including   Interest  Maturity       Due At
       Property             2004       Interest     Rate      Date        Maturity
                             (in thousands)
Colony of Springdale
  1st mortgage             $4,873        $ 46      7.79%     11/2019        $ --

The mortgage note payable is a fixed rate mortgage that is non-recourse and is secured by a pledge of the Partnership's rental property and by a pledge of revenues from the respective rental property. The mortgage note payable includes a prepayment penalty if repaid prior to maturity. Further, the property may not be sold subject to existing indebtedness.

Scheduled principal payments of the mortgage note payable subsequent to December 31, 2004 are as follows (in thousands):

                             2005                   180
                             2006                   195
                             2007                   210
                             2008                   227
                             2009                   246
                          Thereafter              3,815
                             Total               $4,873

Note E - Investment Property and Accumulated Depreciation

                                               Initial Cost
                                              To Partnership
                                              (in thousands)
                                                     Buildings          Cost
                                                    and Related     Capitalized
                                                      Personal     Subsequent to
      Description         Encumbrance      Land       Property      Acquisition
                         (in thousands)                           (in thousands)
Colony of Springdale
  Springdale, Ohio           $4,873        $ 909       $8,358          $2,690

                          Gross Amount At Which Carried
                              At December 31, 2004
                                 (in thousands)

                                    Buildings
                                   And Related
                                   Personal             Accumulated     Date    Depreciable
      Description         Land     Property    Total    Depreciation  Acquired   Life-Years
                                                       (in thousands)
Colony of Springdale
  Springdale, Ohio       $ 916     $11,041    $11,957     $ 6,538      2/20/87      5-30

Reconciliation of "Investment Property and Accumulated Depreciation"

                                                Years Ended December 31,
                                                  2004            2003
                                                     (in thousands)
Investment Property
Balance at beginning of year                    $11,392          $11,256
  Property improvements                             639              136
  Disposals of property                             (74)              --
Balance at end of year                          $11,957          $11,392

Accumulated Depreciation
Balance at beginning of year                    $ 6,125          $ 5,653
  Additions charged to expense                      467              472
  Disposals of property                             (54)              --
Balance at end of year                          $ 6,538          $ 6,125

The aggregate cost of the investment property for Federal income tax purposes at December 31, 2004 and 2003, is approximately $11,113,000 and $10,523,000, respectively. The accumulated depreciation taken for Federal income tax purposes at December 31, 2004 and 2003, is approximately $6,326,000 and $5,891,000, respectively.

Note F - Income Taxes

Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

The  following  is a  reconciliation  of reported  net loss and Federal  taxable
(loss) income (in thousands, except per unit data):

                                                     2004          2003
Net loss as reported                                $ (129)       $ (112)
Add (deduct):
   Depreciation differences                             32            20
   Unearned income                                       1             4
   Other                                              (137)          103
   Accruals and prepaids                               (18)           (6)
Federal taxable (loss) income                       $ (251)         $ 9
Federal taxable (loss) income per limited
   partnership unit                                 $(1.38)        $ .05

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net liabilities as reported                     $ (30)
Land and buildings                               (844)
Accumulated depreciation                          212
Syndication costs                               4,989
Other                                             298

      Net assets - Federal tax basis            $4,625

Note G - Casualty Events

In January 2004 a pipe bomb explosion occurred at the property which damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $9,000 was recognized during the year ended
December 31, 2004 due to the receipt of approximately $16,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the year ended December 31, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000. Subsequent to December 31, 2004 additional insurance proceeds of approximately $21,000 were received related to this casualty and an additional gain of $21,000 was recorded during the first quarter of 2005.

Note H - Subsequent Event

Subsequent to December 31, 2004, the General Partner advanced to the Partnership approximately $212,000 to cover expenses related to capital expenditures at Colony of Springdale Apartments. Interest will be charged at prime plus 2%.

Note I - Contingencies

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

As previously disclosed, AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in an action in the United States District Court, District of Columbia. The plaintiffs have styled their complaint as a collective action under the Fair Labor Standards Act ("FLSA") and seek to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, plaintiffs allege AIMCO Properties L.P. failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Discovery relating to the certification of the collective action has concluded and briefing on the matter is underway. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment properties that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership and operation of its property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements. The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure. Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will eliminate, or at least minimize, the effects that mold could have on residents. To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions. Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

(b) Internal Control Over Financial Reporting. There have not been any changes in the Partnership's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Item 8b.    Other Information

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

Martha L. Long                   45   Director and Senior Vice President
Harry G. Alcock                  42   Director and Executive Vice President
Miles Cortez                     61   Executive Vice President, General Counsel
                                       and Secretary
Patti K. Fielding                41   Executive Vice President
Paul J. McAuliffe                48   Executive Vice President and Chief
                                      Financial Officer
Thomas M. Herzog                 42   Senior Vice President and Chief Accounting
                                       Officer
Stephen B. Waters                43   Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999. Prior to October 1999 Mr. Alcock served as a Vice President of AIMCO from July 1996 to October 1997, when he was promoted to Senior Vice President-Acquisitions where he served until October 1999. Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994.

Miles Cortez was appointed Executive Vice President, General Counsel and Secretary of the General Partner in February 2004 and of AIMCO in August 2001. Prior to joining AIMCO, Mr. Cortez was the senior partner of Cortez Macaulay Bernhardt & Schuetze LLC, a Denver law firm, from December 1997 through September 2001.

Patti K. Fielding was appointed Executive Vice President - Securities and Debt of the General Partner in February 2004 and of AIMCO in February 2003. Ms. Fielding was appointed Treasurer of AIMCO in January 2005. Ms. Fielding is responsible for debt financing and the treasury department. Ms. Fielding previously served as Senior Vice President - Securities and Debt of AIMCO from January 2000 to February 2003. Ms. Fielding joined AIMCO in February 1997 as a Vice President.

Paul J. McAuliffe has been Executive Vice President and Chief Financial Officer of the General Partner since April 2002. Mr. McAuliffe has served as Executive Vice President of AIMCO since February 1999 and was appointed Chief Financial Officer of AIMCO in October 1999. From May 1996 until he joined AIMCO, Mr. McAuliffe was Senior Managing Director of Secured Capital Corp.

Thomas M. Herzog was appointed Senior Vice President and Chief Accounting Officer of the General Partner in February 2004 and of AIMCO in January 2004. Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002. Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 until 2000.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004. Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999. Mr. Waters has responsibilities for real estate and partnership accounting with AIMCO.

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

Item 11.    Security Ownership of Certain Beneficial Owners and Management

Except as provided below, as of December 31, 2004, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

Entity                                       Number            Percent
                                            of Units          of Total

AIMCO IPLP, LP                               42,480            23.43%
   (an affiliate of AIMCO)
AIMCO Properties, LP                         59,520            32.83%
   (an affiliate of AIMCO)

AIMCO IPLP, L.P is indirectly ultimately owned by AIMCO. Its business address is 55 Beattie Place, Greenville, SC 29602.

AIMCO Properties, L.P. is indirectly ultimately controlled by AIMCO. Its business address is 4582 S. Ulster St. Parkway, Suite 1100, Denver, Colorado 80237.

No director or officer of the General Partner owns any Units.

As of December 31, 2004, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

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

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $90,000 and $96,000 for the years ended December 31, 2004 and 2003, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $155,000 and $136,000 for the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses and investment property. For the year ended December 31, 2003 the first three quarters were based on estimated amounts and in the fourth quarter, the reimbursements of accountable administrative expenses were adjusted based on actual costs (see "Note C"). The portion of these reimbursements included in investment property for the years ended December 31, 2004 and 2003 are fees related to construction management services provided by an affiliate of the General Partner of approximately $57,000 and $4,000, respectively. The construction management service fees are calculated based on a percentage of current year additions to the investment property. Approximately $57,000 of the accountable administrative expenses remain unpaid as of December 31, 2004 and are included in due to affiliates.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner earned approximately $9,000 and $4,000 during the years ended December 31, 2004 and 2003, respectively, which is included in general and administrative expenses.

During the year ended December 31, 2004, the Partnership received advances from an affiliate of the General Partner of approximately $354,000. Interest was charged at the prime rate plus 2% (7.25% at December 31, 2004) and amounted to approximately $3,000 for the year ended December 31, 2004. At December 31, 2004, the amount of outstanding loans and accrued interest was approximately $357,000 and is included in due to affiliate. There were no loans from the General Partner or associated interest expense during the year ended December 31, 2003.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the years ended December 31, 2004 and 2003, the Partnership was charged by AIMCO and its affiliates approximately $24,000 and $21,000, respectively, for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at December 31, 2004. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.    Exhibits

            See attached Exhibit Index

Item 14.    Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2005. The aggregate fees billed for services rendered by Ernst & Young LLP for 2004 and 2003 are described below.

Audit Fees. Fees for audit services totaled approximately $25,000 and $36,000 for 2004 and 2003, respectively. Fees for audit services also include fees for the reviews of the Partnership's Quarterly Reports on Form 10-QSB.

Tax Fees. Fees for tax services totaled approximately $6,000 and $7,000 for 2004 and 2003, respectively.

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


                                    Date: March 18, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the date indicated.

/s/Harry G. Alcock            Director and Executive        Date: March 18, 2005
Harry G. Alcock               Vice President


/s/Martha L. Long             Director and Senior Vice      Date: March 18, 2005
Martha L. Long                President


/s/Stephen B. Waters          Vice President                Date: March 18, 2005
Stephen B. Waters

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

Date: March 18, 2005

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

Date: March 18, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice President of ConCap
                                    Equities, Inc., equivalent of
                                    the chief financial officer of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties VI (the "Partnership"), for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  March 18, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  March 18, 2005


This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.