Form 10QSB
period 2005-03-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2005-05-12
CIK 755908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2005


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
                        (in thousands, except unit data)

                                 March 31, 2005




Assets
   Cash and cash equivalents                                                 $ 11
   Receivables and deposits                                                      29
   Other assets                                                                 150
   Investment property:
      Land                                                    $ 916
      Buildings and related personal property                 11,317
                                                              12,233
      Less accumulated depreciation                           (6,657)         5,576

                                                                            $ 5,766
Liabilities and Partners' (Deficiency) Capital
Liabilities
   Accounts payable                                                          $ 62
   Tenant security deposit liabilities                                           82
   Accrued property taxes                                                        95
   Other liabilities                                                             90
   Due to affiliates (Note B)                                                   659
   Mortgage note payable                                                      4,829

Partners' (Deficiency) Capital
   General partner                                             $ (2)
   Special limited partners                                      (79)
   Limited partners (181,300 units issued and
      outstanding)                                                30           (51)

                                                                            $ 5,766


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                                                Three Months Ended
                                                                       March 31,
                                                                 2005          2004
Revenues:
   Rental income                                                $ 415         $ 427
   Other income                                                     44            51
   Casualty gain (Note C)                                           20             5
      Total revenues                                               479           483

Expenses:
   Operating                                                       210           173
   General and administrative                                       34            54
   Depreciation                                                    119           117
   Interest                                                        105            99
   Property taxes                                                   32            30
      Total expenses                                               500           473

Net (loss) income                                               $ (21)         $ 10

Net (loss) income allocated to general partner (0.2%)            $ --          $ --

Net (loss) income allocated to limited partners (99.8%)            (21)           10
                                                                $ (21)         $ 10

Net (loss) income per limited partnership unit                 $ (0.12)       $ 0.06
Distributions per limited partnership unit                       $ --         $ 0.59


         See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES VI
     CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL
                                   (Unaudited)
                        (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452    $45,453

Partners' (deficiency) capital
   at December 31, 2004             181,300       $ (2)      $ (79)   $    51    $   (30)

Net loss for the three
   months ended March 31, 2005           --          --         --        (21)       (21)

Partners' (deficiency) capital
   at March 31, 2005                181,300       $ (2)      $ (79)   $    30    $   (51)


         See Accompanying Notes to Consolidated Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Three Months Ended
                                                                       March 31,
                                                                    2005      2004
Cash flows from operating activities:
  Net (loss) income                                              $  (21)       $ 10
  Adjustments to reconcile net (loss) income to net
   cash provided by operating activities:
   Depreciation                                                     119          117
   Amortization of loan costs                                         2            2
   Casualty gain                                                    (20)          (5)
  Change in accounts:
      Receivables and deposits                                       (3)           2
      Other assets                                                  (22)         (58)
      Accounts payable                                               20          (42)
      Tenant security deposit liabilities                            (3)          (2)
      Accrued property taxes                                        (31)         (32)
      Other liabilities                                             (37)          62
      Due to affiliates                                              33           23
         Net cash provided by operating activities                   37           77

Cash flows from investing activities:
  Insurance proceeds received                                        21           12
  Property improvements and replacements                           (275)         (12)
         Net cash used in investing activities                     (254)          --

Cash flows from financing activities:
  Payments on mortgage note payable                                 (44)         (27)
  Advances from affiliates                                          212           --
  Distributions paid to partners                                     --         (107)
         Net cash provided by (used in) financing activities        168         (134)

Net decrease in cash and cash equivalents                           (49)         (57)
Cash and cash equivalents at beginning of period                     60          243
Cash and cash equivalents at end of period                       $   11       $ 186

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $   95        $ 65

Supplemental disclosure of non-cash information:
  Property improvements and replacements included in
    accounts payable                                             $   13        $ --

Included in property  improvements  and  replacements for the three months ended
March 31, 2005 are approximately $11,000 of improvements which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

Note B - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for payments to affiliates for services and the reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $22,000 and $23,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in operating expenses.

An affiliate of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $26,000 and $32,000 for the three months ended March 31, 2005 and 2004, respectively, which is included in general and administrative expenses. Approximately $83,000 of the accountable administrative expenses remained unpaid as of March 31, 2005 and are included in due to affiliates.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administrative management services. The General Partner earned approximately $9,000 during the three months ended March 31, 2004 which is included in general and administrative expenses. No such fee was earned for the three months ended March 31, 2005 as there were no operating distributions.

During the three months ended March 31, 2005, the Partnership received advances from an affiliate of the General Partner of approximately $212,000 to fund property improvements and replacements. Interest is charged at the prime rate plus 2% (7.75% at March 31, 2005) and amounted to approximately $7,000 for the three months ended March 31, 2005. There were no loans from the General Partner or associated interest expense during the three months ended March 31, 2004. At March 31, 2005, the amount of outstanding loans and accrued interest was approximately $576,000 and is included in due to affiliates.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the three months ended March 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $15,000 for hazard insurance coverage and fees associated with policy claims administration. Additional charges will be incurred by the Partnership during 2005 as other insurance policies renew later in the year. The Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration during the year ended December 31, 2004.

Note C - Casualty Event

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

During the three months ended March 31, 2005, there was a casualty gain of approximately $20,000 recorded at the property related to a fire that damaged two apartment units in April 2004. This gain was the result of the receipt of remaining insurance proceeds of approximately $21,000, less the write off of additional undepreciated property and improvements of approximately $1,000.

Note D - Contingencies

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it or its investment property that are not of a routine nature arising in the ordinary course of business.

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

SEC Investigation

The Central Regional Office of the United States Securities and Exchange Commission (the "SEC") is conducting a formal investigation relating to certain matters. Although the staff of the SEC is not limited in the areas that it may investigate, AIMCO believes the areas of investigation include AIMCO's miscalculated monthly net rental income figures in third quarter 2003, forecasted guidance, accounts payable, rent concessions, vendor rebates, capitalization of payroll and certain other costs and tax credit transactions. At the end of the first quarter of 2005, the SEC added certain tender offers for limited partnership interests as an area of investigation. AIMCO is cooperating fully. AIMCO is not able to predict when the investigation will be resolved. AIMCO does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio. The average occupancy for the three month periods ended March 31, 2005 and 2004, was 88% and 92%, respectively. The General Partner attributes the decrease in occupancy at the property to a more stringent tenant acceptance policy in order to create a more stable customer base.

The Partnership's financial results depend upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. As part of the ongoing business plan of the Partnership, the General Partner monitors the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. As part of this plan, the General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level.
However, the General Partner may use rental concessions and rental rate reductions to offset softening market conditions, accordingly, there is no guarantee that the General Partner will be able to sustain such a plan. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss for the three months ended March 31, 2005 was approximately $21,000 compared to net income of approximately $10,000 for the corresponding period in 2004. Net income decreased for the three months ended March 31, 2005 as a result of an increase in total expenses and, to a lesser extent, a decrease in total revenues.

Total expenses increased for the three months ended March 31, 2005 due to an increase in operating expenses partially offset by a decrease in general and administrative expenses. Deprecation, interest and property tax expenses remained relatively constant. Operating expenses increased primarily due to an increase in property expenses resulting from an increase in salaries and related benefits and utility expenses at the Partnership's property.

General and administrative expenses decreased due to a decrease in the special management fees earned by the General Partner for executive and administration management services. The fee is equal to 9% of the total distributions made from operations to the Limited Partners and there were no operating distributions during the three months ended March 31, 2005. The decrease in general and administrative expenses is also due to a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement and the costs associated with the annual audit required by the Partnership Agreement. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The decrease in total revenues for the three months ended March 31, 2005 was primarily due to decreases in rental and other income, partially offset by an increase in casualty gain (as discussed below). Rental income decreased primarily due to a decrease in occupancy, partially offset by an increase in the average rental rates and a decrease in bad debt expense at the property. Other income decreased primarily due to a decrease in lease cancellation fees at the property.

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

During the three months ended March 31, 2005, there was a casualty gain of approximately $20,000 recorded at the property related to a fire that damaged two apartment units in April 2004. This gain was the result of the receipt of remaining insurance proceeds of approximately $21,000, less the write off of additional undepreciated property and improvements of approximately $1,000.

Liquidity and Capital Resources

At March 31, 2005, the Partnership had cash and cash equivalents of approximately $11,000 compared to approximately $186,000 at March 31, 2004. Cash and cash equivalents decreased by approximately $49,000 since December 31, 2004 due to approximately $254,000 of cash used in investing activities partially offset by approximately $168,000 and $37,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements offset by insurance proceeds received. Cash provided by financing activities consisted of advances from affiliates partially offset by principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

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

During the three months ended March 31, 2005, the Partnership completed approximately $277,000 of capital improvements at Colony of Springdale Apartments, consisting primarily of vinyl siding, floor covering replacements and structural improvements. These improvements were funded from operating cash flow, insurance proceeds and advances from affiliates. The Partnership regularly evaluates the capital improvement needs of the property. While the Partnership has no material commitments for property improvements and replacements, certain routine capital expenditures are anticipated during 2005. Such capital expenditures will depend on the physical condition of the property as well as anticipated cash flow generated by the property.

The Partnership's assets are thought to be sufficient for any near term needs (exclusive of capital improvements) of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,829,000 matures in November 2019 at which time the mortgage is scheduled to be fully amortized.

The Partnership distributed the following amounts during the three months ended March 31, 2005 and 2004 (in thousands, except per unit data):

                  Three Months       Per          Three Months         Per
                     Ended         Limited           Ended           Limited
                   March 31,     Partnership       March 31,       Partnership
                      2005          Unit              2004             Unit
   Operations        $  --         $  --             $ 107            $ 0.59

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

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at March 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. It is possible that AIMCO or its affiliates will acquire additional Units in exchange for cash or a combination of cash and units in AIMCO Properties, L.P., the operating partnership of AIMCO, either through private purchases or tender offers. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

In March 1998, several putative unit holders of limited partnership units of the Partnership commenced an action entitled Rosalie Nuanes, et al. v. Insignia Financial Group, Inc., et al. (the "Nuanes action") in the Superior Court of the State of California for the County of San Mateo. The plaintiffs named as defendants, among others, the Partnership, its General Partner and several of their affiliated partnerships and corporate entities. The action purported to assert claims on behalf of a class of limited partners and derivatively on behalf of a number of limited partnerships (including the Partnership) that are named as nominal defendants, challenging, among other things, the acquisition of interests in certain General Partner entities by Insignia Financial Group, Inc. ("Insignia") and entities that were, at one time, affiliates of Insignia; past tender offers by the Insignia affiliates to acquire limited partnership units; management of the partnerships by the Insignia affiliates; and the series of transactions which closed on October 1, 1998 and February 26, 1999 whereby Insignia and Insignia Properties Trust, respectively, were merged into AIMCO. The plaintiffs sought monetary damages and equitable relief, including judicial dissolution of the Partnership. In addition, during the third quarter of 2001, a complaint captioned Heller v. Insignia Financial Group (the "Heller action") was filed against the same defendants that are named in the Nuanes action. On or about August 6, 2001, plaintiffs filed a first amended complaint. The Heller action was brought as a purported derivative action, and asserted claims for, among other things, breach of fiduciary duty, unfair competition, conversion, unjust enrichment, and judicial dissolution. On January 28, 2002, the trial court granted defendants motion to strike the complaint.

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action.

On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the "Appeal") seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004 the Objector filed a second appeal challenging the court's use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. The General Partner and its affiliates are currently scheduled to file an answer to Objector's petition on May 18, 2005.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

As previously disclosed AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP
Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in responding to a call while "on-call." The defendants have filed an answer to the amended complaint denying the substantive allegations. Oral argument relating to the certification of the collective action is scheduled for May 12, 2005. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

ITEM 5.     OTHER INFORMATION

            None.

ITEM 6.     EXHIBITS

            See Exhibit Index Attached.

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


                                    Date: May 12, 2005

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

Date: May 12, 2005

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

Date: May 12, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of    ConCap
                                    Equities,   Inc.,  equivalent  of
                                    the chief  financial  officer  of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  May 12, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  May 12, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.