Form 10QSB
period 2005-09-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2005-11-14
CIK 755908

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 2005


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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X_

                         PART I - FINANCIAL INFORMATION


ITEM 1.     Financial Statements


                       CONSOLIDATED CAPITAL PROPERTIES VI
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                        (in thousands, except unit data)

                               September 30, 2005



Assets
   Cash and cash equivalents                                                  $ 11
   Receivables and deposits                                                      31
   Other assets                                                                  48
   Assets held for sale (Note A)                                              5,810
                                                                            $ 5,900
Liabilities and Partners' Deficit
Liabilities
   Accounts payable                                                          $ 111
   Other liabilities                                                             57
   Due to affiliates (Note B)                                                 1,020
   Liabilities related to assets held for sale (Note A)                       4,933

Partners' Deficit
   General partner                                               $ (2)
   Special limited partners                                        (79)
   Limited partners (181,300 units issued and
      outstanding)                                                (140)        (221)

                                                                            $ 5,900


         See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES VI
              CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS
                                   (Unaudited)
                      (in thousands, except per unit data)



                                          Three Months               Nine Months
                                       Ended September 30,       Ended September 30,
                                        2005         2004         2005         2004

   Revenues:
      Rental income                    $ 409        $ 391        $ 1,232      $ 1,221
      Other income                         66           60           173          174
      Casualty gain (Note C)               --           12            20           21
          Total revenues                  475          463         1,425        1,416

   Expenses:
      Operating                           291          249           751          637
      General and administrative           34           39           111          139
      Depreciation                         87          113           331          347
      Interest                            114          100           327          298
      Property taxes                       32           30            96           89
          Total expenses                  558          531         1,616        1,510

   Net loss from discontinued
     operations                        $ (83)       $ (68)       $ (191)       $ (94)

   Net loss allocated to
      general partner (0.2%)            $ --         $ --         $ --         $ --

   Net loss allocated to
      limited partners (99.8%)            (83)         (68)         (191)         (94)

                                       $ (83)       $ (68)       $ (191)       $ (94)

   Net loss per limited
      partnership unit                $ (0.46)     $ (0.38)      $ (1.05)     $ (0.52)

   Distributions per limited
      partnership unit                  $ --         $ --         $ --        $ 0.57


         See Accompanying Notes to Consolidated Financial Statements

                      CONSOLIDATED CAPITAL PROPERTIES VI
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' DEFICIT
                                   (Unaudited)
                        (in thousands, except unit data)



                                    Limited                 Special
                                  Partnership    General    Limited   Limited
                                     Units       Partner   Partners   Partners     Total

Original capital contributions      181,808        $ 1       $ --     $45,452     $45,453

Partners' (deficiency) capital
   at December 31, 2004             181,300       $ (2)      $ (79)     $ 51       $ (30)

Net loss for the nine months
   ended September 30, 2005              --          --         --       (191)       (191)

Partners' deficit
   at September 30, 2005            181,300       $ (2)      $ (79)    $ (140)    $ (221)


         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                 Nine Months Ended
                                                                   September 30,
                                                                   2005        2004
Cash flows from operating activities:
  Net loss                                                       $ (191)      $ (94)
  Adjustments to reconcile net loss to net
   cash provided by operating activities:
   Depreciation                                                     331          347
   Amortization of loan costs                                         5            6
   Casualty gain                                                    (20)         (21)
   Change in accounts:
      Receivables and deposits                                       (5)          (1)
      Other assets                                                   (9)         (17)
      Accounts payable                                               54          (47)
      Tenant security deposit liabilities                           (17)          (1)
      Accrued property taxes                                        (30)         (35)
      Other liabilities                                             (40)          52
      Due to affiliates                                             114          (33)
         Net cash provided by operating activities                  192          156

Cash flows from investing activities:
  Property improvements and replacements                           (620)        (186)
  Insurance proceeds received                                        21           41
         Net cash used in investing activities                     (599)        (145)

Cash flows from financing activities:
  Payments on mortgage note payable                                (134)        (111)
  Advances from affiliates                                          492           --
  Distributions paid to partners                                     --         (107)
         Net cash provided by (used in) financing
             activities                                             358         (218)

Net decrease in cash and cash equivalents                           (49)        (207)
Cash and cash equivalents at beginning of period                     60          243
Cash and cash equivalents at end of period                        $ 11        $ 36

Supplemental disclosure of cash flow information:
  Cash paid for interest                                         $ 281        $ 259
Supplemental disclosure of non-cash activity:
  Property improvements and replacements included in
   accounts payable                                               $ 28        $ 294

Included in property improvements and replacements for the nine months ended September 30, 2005 are approximately $11,000 of improvements which were included in accounts payable at December 31, 2004.

         See Accompanying Notes to Consolidated Financial Statements

                       CONSOLIDATED CAPITAL PROPERTIES VI
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited consolidated financial statements of Consolidated Capital Properties VI (the "Partnership" or "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of
Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of ConCap Equities, Inc. ("CEI" or the "General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Partnership's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. The General Partner is an affiliate of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Colony of Springdale Apartments as loss from discontinued operations due to its sale on October 28, 2005 (see Note D - Subsequent Event). In accordance with SFAS No. 144, the assets and liabilities of Colony of Springdale Apartments have been classified as held for sale at September 30, 2005.

Note B - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner receive 5% of gross receipts from the Partnership's property as compensation for providing property management services. The Partnership paid to such affiliates approximately $69,000 and $68,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $145,000 and $103,000 for the nine months ended September 30, 2005 and 2004, respectively, which is included in general and administrative expenses and assets held for sale. The portion of these reimbursements included in investment property for the nine months ended September 30, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $67,000 and $7,000, respectively. The construction management service fees are calculated based on a percentage of additions to the investment property. Approximately $135,000 of the accountable administrative expenses remained unpaid as of September 30, 2005 and are included in due to affiliates. These expenses were paid subsequent to September 30, 2005.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administrative management services. The General Partner earned approximately $9,000 during the nine months ended September 30, 2004 which is included in general and administrative expenses. No such fee was earned for the nine months ended September 30, 2005 as there were no operating distributions.

During the nine months ended September 30, 2005, the General Partner advanced the Partnership approximately $492,000. Interest was charged at the prime rate plus 2% (8.75% at September 30, 2005) and amounted to approximately $37,000 for the nine months ended September 30, 2005. At September 30, 2005, the amount of outstanding loans and accrued interest was approximately $885,000 and is included in due to affiliates. These loans were repaid subsequent to September 30, 2005 out of proceeds from the sale of Colony of Springdale (see Note D - Subsequent Event). There were no loans from the General Partner or associated interest expense during the nine months ended September 30, 2004.

The Partnership insures its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insures its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the nine months ended September 30, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for both periods for insurance coverage and fees associated with policy claims administration.

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

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the nine months ended September 30, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000. During the nine months ended September 30, 2005, there was an additional casualty gain of approximately $20,000 recorded at the property. This gain was the result of the receipt of the remaining insurance proceeds of approximately $21,000, less the write off of additional undepreciated property and improvements of approximately $1,000.

Note D - Subsequent Event

On October 28, 2005, the Registrant sold its investment property, Colony of Springdale Apartments, a 261-unit apartment complex located in Springdale, Ohio to an unrelated third party for a gross sales price of $10,400,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2005 of approximately $4,215,000. In addition, a loss on early extinguishment of debt of approximately $1,248,000 was recorded due to the write off of unamortized loan costs and prepayment penalties. In accordance with SFAS No. 144, the assets and liabilities of Colony of Springdale Apartments have been classified as held for sale at September 30, 2005 and its operations have been shown as loss from discontinued operations for the three and nine months ended September 30, 2005 and 2004.

Because Colony of Springdale Apartments was the only property held by the Partnership, the General Partner is considering liquidating the Partnership pending the resolution of the items discussed in "Note E - Contingencies."

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

The Partnership's investment property consists of one apartment complex, Colony of Springdale Apartments, located in Springdale, Ohio, which was held for sale at September 30, 2005. The average occupancy for the nine month periods ended September 30, 2005 and 2004, was 89% and 90%, respectively. The property was sold to a third party on October 28, 2005.

The Partnership's financial results depended upon a number of factors including the ability to attract and maintain tenants at the investment property, interest rates on mortgage loans, costs incurred to operate the investment property, general economic conditions and weather. The General Partner monitored the rental market environment of its investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from increases in expenses. The General Partner attempted to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, the General Partner may have used rental concessions and rental rate reductions to offset softening market conditions. Further, a number of factors that are outside the control of the Partnership such as the local economic climate and weather can adversely or positively affect the Partnership's financial results.

Results of Operations

The Partnership's net loss from discontinued operations for the three and nine months ended September 30, 2005 was approximately $83,000 and $191,000 compared to a net loss of approximately $68,000 and $94,000 for the corresponding periods in 2004. The increase in net loss for the three and nine months ended September 30, 2005 was primarily due to an increase in total expenses partially offset by a slight increase in total revenues.

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", the accompanying consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004 reflect the operations of Colony of Springdale Apartments as loss from discontinued operations due to its sale on October 28, 2005. In accordance with SFAS No. 144, the assets and liabilities of Colony of Springdale Apartments have been classified as held for sale at September 30, 2005.

On October 28, 2005, the Registrant sold its investment property, Colony of Springdale Apartments, a 261-unit apartment complex located in Springdale, Ohio to an unrelated third party for a gross sales price of $10,400,000. The sale of the property resulted in a gain on the sale during the fourth quarter of 2005 of approximately $4,215,000. In addition, a loss on early extinguishment of debt of approximately $1,248,000 was recorded due to the write off of unamortized loan costs and prepayment penalties. In accordance with SFAS No. 144, the assets and liabilities of Colony of Springdale Apartments have been classified as held for sale at September 30, 2005 and its operations have been shown as loss from discontinued operations for the three and nine months ended September 30, 2005 and 2004.

Because Colony of Springdale Apartments was the only property held by the Partnership, the General Partner is considering liquidating the Partnership pending the resolution of the items discussed in "Note E - Contingencies."

Total expenses increased for the three and nine months ended September 30, 2005 due to increases in operating and interest expenses partially offset by a decrease in general and administrative and depreciation expenses. Operating expenses increased primarily due to increases in property, administrative and maintenance expenses. The increase in property expenses for the three and nine months ended September 30, 2005 is primarily due to increased salaries and related benefits at the Partnership's property. The increase in property expenses for the nine months ended September 30, 2005 is also due to increased utility expenses at the Partnership's property. The increase in administrative expenses is due to an increase in phone sales. The increase in maintenance expenses is primarily due to an increase in contract services at the Partnership's property. The decrease in depreciation expense is due to fixed assets being held for sale at September 30, 2005 (as discussed above). The increase in interest expense is primarily due to increases in interest incurred on advances from affiliates. There were no advances during the nine months ended September 30, 2004.

General and administrative expenses decreased for the three and nine months ended September 30, 2005 due to a decrease in the cost of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement partially offset by an increase in costs associated with the annual audit required by the Partnership Agreement. The decrease in general and administrative expenses for the nine months ended September 30, 2005 is also due to a decrease in the special management fees earned by the General Partner for executive and administration management services. The fee is equal to 9% of the total distributions made from operations to the Limited Partners and there were no operating distributions during the nine months ended September 30, 2004. Also included in general and administrative expenses are costs associated with the quarterly and annual communications with investors and regulatory agencies.

The increase in total revenues for the three and nine months ended September 30, 2005 is primarily due to an increase in rental income. The increase in total revenues for the three months ended September 30, 2005 is also due to an increase in other income partially offset by a decrease in casualty gain (as discussed below). The increase in rental income for the three months ended September 30, 2005 is primarily due to an increase in occupancy. The increase in rental income for the nine months ended September 30, 2005 is primarily due to an increase in average rental rates. The increase in rental income for the three and nine months ended September 30, 2005 is also due to a decrease in bad debt expense at the property. Other income increased during the three months ended September 30, 2005 primarily due to an increase in lease cancellation fees at the property.

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

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the nine months ended September 30, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000. During the nine months ended September 30, 2005, there was an additional casualty gain of approximately $20,000 recorded at the property. This gain was the result of the receipt of the remaining insurance proceeds of approximately $21,000, less the write off of additional undepreciated property and improvements of approximately $1,000.

Liquidity and Capital Resources

At September 30, 2005, the Partnership had cash and cash equivalents of approximately $11,000 compared to approximately $36,000 at September 30, 2004. Cash and cash equivalents decreased by approximately $49,000 since December 31, 2004 due to approximately $599,000 of cash used in investing activities, partially offset by approximately $358,000 and $192,000 of cash provided by financing and operating activities, respectively. Cash used in investing activities consisted of property improvements and replacements partially offset by insurance proceeds received. Cash provided by financing activities consisted of advances from affiliates partially offset by principal payments made on the mortgage encumbering the Partnership's property. The Partnership invests its working capital reserves in interest bearing accounts.

During the nine months ended  September  30,  2005,  the  Partnership  completed approximately $637,000 of capital improvements at Colony of Springdale Apartments, consisting primarily of vinyl siding, floor covering and appliance replacements, balcony replacements, structural improvements, roof replacements and air conditioning unit replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from affiliates. The Partnership sold Colony of Springdale Apartments on October 28, 2005.

The Partnership's assets are thought to be sufficient for any near term needs of the Partnership. The mortgage indebtedness encumbering the Partnership's property of approximately $4,739,000 matured in November 2019 at which time the mortgage was scheduled to be fully amortized. This property was sold to a third party on October 28, 2005.

The Partnership distributed the following amounts during the nine months ended September 30, 2005 and 2004 (in thousands, except per unit data):

                  Nine Months        Per          Nine Months          Per
                     Ended         Limited           Ended           Limited
                 September 30,   Partnership     September 30,     Partnership
                      2005          Unit              2004             Unit
   Operations        $  --         $  --             $ 107            $ 0.57

Because Colony of Springdale Apartments was the only property held by the Partnership, the General Partner is considering liquidating the Partnership pending the resolution of the items discussed in "Note E - Contingencies."

The Partnership is currently reviewing what portion of the sale proceeds of Colony of Springdale Apartments will be distributed to the partners.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at September 30, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner. As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require the Partnership to make estimates and assumptions. The Partnership believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

Impairment of Long-Lived Assets

The investment property is recorded at cost, less accumulated depreciation, unless considered impaired. If events or circumstances indicate that the carrying amount of a property was impaired, the Partnership would make an assessment of its recoverability by estimating the undiscounted future cash flows, excluding interest charges, of the property. If the carrying amount exceeded the aggregate future cash flows, the Partnership would recognize an impairment loss to the extent the carrying amount exceeded the fair value of the property.

Revenue Recognition

The Partnership generally leased apartment units for twelve-month terms or less. The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area. Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease. The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

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

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals. With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court's order and remanded to the trial court for further findings on the basis that the "state of the record is insufficient to permit meaningful appellate review". With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. On April 26, 2005, the Court of Appeals lifted the stay of a pending appeal related to the Heller action and the trial court's order striking the complaint. On April 28, 2005, the Objector filed a Petition for Review with the California Supreme Court in connection with the opinion vacating the order approving settlement and remanding for further findings. On June 10, 2005, the California Supreme Court denied Objector's Petition for Review and the Court of Appeals sent the matter back to the trial court on June 21, 2005. The parties intend to ask the trial court to make further findings in connection with settlement consistent with the Court of Appeal's remand order. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court's order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005. On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement. On October 27, 2005, the Court denied Objector's peremptory challenge and struck Objector's motion to disqualify for cause. No hearing has been set on Objector's remaining motions. On November 3, 2005, Objector and his counsel filed a writ of mandate to the Court of Appeals challenging the court's October 27, 2005 order.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership's overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act ("FLSA") by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present. Those employees will have the opportunity to opt-in to the collective action, and AIMCO Properties, L.P. and NHP Management Company will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs' motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County). Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership's consolidated financial condition or results of operations.

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

                                    Date: November 14, 2005

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

10.23             Purchase  and  Sale  Contract  between  Colony  of  Springdale
                  Associates, Ltd., a Texas limited partnership, and CNC Investments, Ltd., LLP, a Texas limited liability partnership dated August 19, 2005.* (Incorporated by reference to Current Form 8-K dated October 28, 2005 and filed November 3, 2005).

10.24 Amendment of Purchase and Sale Contract between Colony of Springdale Associates Ltd., a Texas limited partnership, and CNC Investments, Ltd., LLP, a Texas limited liability partnership dated September 12, 2005. (Incorporated by reference to Current Form 8-K dated October 28, 2005 and filed November 3, 2005).

10.25 Assignment and Assumption Agreement between CNC Investments, Ltd., LLP, a Texas limited liability partnership and Mayuri, LLC, a Delaware limited liability company dated October 7, 2005. (Incorporated by reference to Current Form 8-K dated October 28, 2005 and filed November 3, 2005).

10.26 Second Amendment of Purchase and Sale Contract between Colony of Springdale Associates Ltd., a Texas limited partnership, and CNC Investments, Ltd., LLP, a Texas limited liability partnership and Mayuri, LLC a Delaware limited liability company dated October 13, 2005. (Incorporated by reference to Current Form 8-K dated October 28, 2005 and filed November 3,
                  2005).

10.27 Third Amendment of Purchase and Sale Contract between Colony of Springdale Associates Ltd., a Texas limited partnership, and CNC Investments, Ltd., LLP, a Texas limited liability partnership and Mayuri, LLC a Delaware limited liability company dated October 27, 2005. (Incorporated by reference to Current Form 8-K dated October 28, 2005 and filed November 3,
                  2005).

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

                 *Schedules and supplemental  materials to the exhibit have been omitted but will be provided to the Securities and Exchange Commission upon request.

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

Date: November 14, 2005

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

Date: November 14, 2005

                                    /s/Stephen B. Waters
                                    Stephen B. Waters
                                    Vice    President    of    ConCap
                                    Equities,   Inc.,  equivalent  of
                                    the chief  financial  officer  of
                                    the Partnership

Exhibit 32.1


                          Certification of CEO and CFO
                       Pursuant to 18 U.S.C. Section 1350,
                             As Adopted Pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002



In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

      (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

      (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.


                                           /s/Martha L. Long
                                    Name:  Martha L. Long
                                    Date:  November 14, 2005


                                           /s/Stephen B. Waters
                                    Name:  Stephen B. Waters
                                    Date:  November 14, 2005



This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.