Form 10KSB
period 2005-12-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2006-03-30
CIK 755908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-KSB

(Mark One)

[X]

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[ ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________

Commission file number 0-14099

CONSOLIDATED CAPITAL PROPERTIES VI

(Name of small business issuer in its charter)

California	94-2940204
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	(Identification No.)

55 Beattie Place, PO Box 1089

Greenville, South Carolina 29602

(Address of principal executive offices)

Issuer's telephone number    (864) 239-1000

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Units of Limited Partnership Interest

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ]  No[X]

State issuer's revenues for its most recent fiscal year.  $1,535,000

State the aggregate market value of the voting partnership interests held by non-affiliates computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests as of December 31, 2005.  No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be determined.

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

The Partnership was engaged in the business of operating and holding real estate properties for investment.  By the end of fiscal 1987, the Partnership had acquired seven properties and a 75% interest in a joint venture with an affiliated partnership which acquired one property. The Partnership sold its remaining investment property, Colony of Springdale Apartments, on October 28, 2005.

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting, due to its plans to liquidate as a result of the sale of its remaining investment property during 2005. The Partnership estimates liquidation will be completed by December 31, 2006.

The Partnership has no employees. Management and administrative services are provided by the General Partner and by agents retained by the General Partner. An affiliate of the General Partner provided such management services for the years ended December 31, 2005 and 2004.

A further description of the Partnership's business is included in "Item 6. Management's Discussion and Analysis or Plan of Operation" included in this Form 10-KSB.

Item 2.

Description of Property

On October 28, 2005, the Partnership sold its sole investment property, Colony of Springdale Apartments, to a third party. In addition to Colony of Springdale Apartments, the third party purchased nine other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO Properties, L.P., an affiliate of the General Partner. The total sales price for Colony of Springdale Apartments and the nine other properties was approximately $96,500,000, of which approximately $10,400,000 was allocated to the Property. The net proceeds realized by the Partnership were approximately $8,883,000 after payment of closing costs and deduction for a prepayment penalty paid by the purchaser on the mortgage encumbering the property. The Partnership used approximately $4,724,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,171,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,248,000 as a result of the write-off of unamortized loan costs of approximately $85,000 and a prepayment penalty of approximately $1,163,000, which was paid by the purchaser.

Capital Improvements

Colony of Springdale Apartments

During the year ended December 31, 2005, the Partnership completed approximately $644,000 of capital improvements at the property, consisting primarily of vinyl siding, floor covering and appliance replacements, balcony replacements, structural improvements, roof replacements and air conditioning unit replacements. These improvements were funded from operating cash flow, insurance proceeds and advances from an affiliate of the General Partner. On October 28, 2005 the Partnership sold Colony of Springdale Apartments to a third party.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition.

Item 4.

Submission of Matters to a Vote of Security Holders

During the quarter ended December 31, 2005, no matters were submitted to a vote of the unit holders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for the Registrant's Equity and Related Partner Matters

The Partnership, a publicly-held limited partnership, offered and sold 181,808 limited partnership units (the "Units") aggregating $45,452,000. The Partnership currently has 2,303 holders of record owning an aggregate of 181,300 Units.  Affiliates of the General Partner owned 102,000 units or 56.26% at December 31, 2005.  No public trading market has developed for the Units, and it is not anticipated that such a market will develop in the future.

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Sale (1)	$2,327	$ 12.84	$ --	$ --
Operations	--	--	107	0.57
	$2,327	$ 12.84	$ 107	$ 0.57

(1)

From the sale proceeds of Colony of Springdale Apartments in October 2005.

Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit any distributions to its partners in 2006.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 Units in the Partnership representing 56.26% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 6.

Management's Discussion and Analysis or Plan of Operation

This item should be read in conjunction with the consolidated financial statements and other items contained elsewhere in this report.

Results of Operations

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting, due to the sale of its remaining investment property, Colony of Springdale Apartments, during 2005.  Prior to adopting the liquidation basis of accounting, the Partnership’s net income was approximately $2,647,000 for the year ended December 31, 2005 compared to a net loss of approximately $129,000 for the year ended December 31, 2004.  The increase in net income is due to a gain from sale of discontinued operations in 2005, partially offset by an increase in loss from discontinued operations.

On October 28, 2005, the Partnership sold its sole investment property, Colony of Springdale Apartments, to a third party. In addition to Colony of Springdale Apartments, the third party purchased nine other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO Properties, L.P., an affiliate of the General Partner.  The total sales price for Colony of Springdale Apartments and the nine other properties was approximately $96,500,000, of which approximately $10,400,000 was allocated to the Property. The net proceeds realized by the Partnership were approximately $8,883,000 after payment of closing costs and deduction for a prepayment penalty paid by the purchaser on the mortgage encumbering the property. The Partnership used approximately $4,724,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,171,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,248,000 as a result of the write-off of unamortized loan costs of approximately $85,000 and a prepayment penalty of approximately $1,163,000, which was paid by the purchaser.

Excluding the impact of the gain from sale of discontinued operations, the Partnership’s loss from discontinued operations was approximately $1,524,000 for the year ended December 31, 2005 as compared to a loss from discontinued operations of approximately $129,000 for the year ended December 31, 2004.  The increase in loss from discontinued operations is due to an increase in total expenses and a decrease in total revenues.

Total expenses increased primarily due to the loss recognized on the early extinguishment of debt as a result of the 2005 sale of Colony of Springdale Apartments (as discussed above) partially offset by decreases in depreciation, interest and property tax expenses. Depreciation expense decreased as a result of classifying Colony of Springdale Apartments as held for sale effective August 31, 2005. Interest expense decreased due to the sale of the property on October 28, 2005 (as discussed above) and the payment of regularly scheduled principal payments on the mortgage encumbering the Partnership’s investment property, which reduced the average outstanding balance during the year partially offset by increases in interest incurred on advances from affiliates. Property tax expense decreased due to the sale of the property on October 28, 2005 (as discussed above).

Included in general and administrative expenses are costs of services included in the management reimbursements to the General Partner as allowed under the Partnership Agreement, costs associated with the quarterly and annual communications with investors and regulatory agencies and the annual audit required by the Partnership Agreement. Also included in general and administrative expenses for the year ended December 31, 2004 are special management fees earned by the General Partner for executive and administration management services. The fee is equal to 9% of the total distributions made from operations to the Limited Partners. There was no such fee for the year ended December 31, 2005 as the Partnership had no distributions from operations.

The decrease in total revenues is due to decreases in rental and other income.  The decrease in rental income is primarily due to the sale of Colony of Springdale Apartments on October 28, 2005 and to a lesser extent a decrease in the average rental rate charged at Colony of Springdale Apartments partially offset by a decrease in bad debt expense. The decrease in other income is primarily due to the sale of Colony of Springdale Apartments on October 28, 2005 and to a lesser extent to a decrease in lease cancellation fees and utilities reimbursements.

In January 2004 a pipe bomb explosion occurred at the property, which damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $9,000 was recognized during the year ended December 31, 2004 due to the receipt of approximately $16,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the year ended December 31, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000. During the year ended December 31, 2005, there was an additional casualty gain of approximately $20,000 recorded at the property. This gain was the result of the receipt of remaining insurance proceeds of approximately $21,000, less the write off of additional undepreciated property and improvements of approximately $1,000.

Liquidity and Capital Resources

The Partnership expects to liquidate during 2006 due to the sale of its remaining investment property (see “Note A” to the consolidated financial statements included in “Item 7. Financial Statements”), and there are no other capital sources available to the Partnership.

At December 31, 2005, the Partnership had cash and cash equivalents of approximately $610,000 compared to approximately $60,000 at December 31, 2004.  Cash and cash equivalents increased approximately $550,000 from December 31, 2004 due to approximately $8,249,000 of cash provided by investing activities offset by approximately $7,381,000 and $318,000 of cash used in financing and operating activities, respectively.  Cash provided by investing activities consisted of net proceeds from the sale of Colony of Springdale Apartments and insurance proceeds received partially offset by property improvements and replacements. Cash used in financing activities consisted of distributions paid, the repayment of the mortgage note payable, repayment of advances received from an affiliate of the general partner and to a lesser extent, payments of principal made on the mortgage note payable partially offset by advances received from an affiliate of the General Partner and contributions received from the General Partner. The Partnership invests its working capital reserves in interest bearing accounts.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2005, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon estimates of the General Partner as of the date of the consolidated financial statements.

Included in the statement of net assets in liquidation as of December 31, 2005 is approximately $49,000 of costs that the General Partner estimates will be incurred during the period of liquidation, which is based on the assumption that the liquidation process will be completed by December 31, 2006.

At December 31, 2005, in accordance with the liquidation basis of accounting, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $49,000, which is included in the Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net assets in Liquidation, which is included in “Item 7. Financial Statements”. The adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)
Adjustment of other assets and liabilities, net	$ (49)

The Partnership distributed the following amounts during the years ended December 31, 2005 and 2004 (in thousands, except per unit data):

	Year Ended	Per Limited	Year Ended	Per Limited
	December 31,	Partnership	December 31,	Partnership
	2005	Unit	2004	Unit
Sale (1)	$2,357	$ 12.84	$ --	$ --
Operations	--	--	107	0.57
	$2,357	$ 12.84	$ 107	$ 0.57

(1)

From the sale of Colony of Springdale Apartments in October 2005.

Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distribution will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit any distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 7.

Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

LIST OF FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Statement of Net Assets in Liquidation - December 31, 2005

Consolidated Statements of Discontinued Operations - Years ended December 31, 2005 and 2004

Consolidated Statements of Changes in Partners' (Deficiency) Capital/Net Assets in Liquidation - Years ended December 31, 2005 and 2004

Consolidated Statements of Cash Flows - Years ended December 31, 2005 and 2004

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

The Partners

Consolidated Capital Properties VI

We have audited the accompanying consolidated statement of net assets in liquidation of Consolidated Capital Properties VI as of December 31, 2005, and the related consolidated statements of discontinued operations, changes in partners' (deficiency) capital/net assets in liquidation, and cash flows for each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note A to the consolidated financial statements, the General Partner decided to liquidate the Partnership effective December 31, 2005. As a result, the Partnership changed its basis of accounting as of December 31, 2005 from a going concern basis to a liquidation basis.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated net assets in liquidation of Consolidated Capital Properties VI at December 31, 2005, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2005, in conformity with U. S. generally accepted accounting principles, applied on the bases described in the preceding paragraph.

/s/ERNST & YOUNG LLP

Greenville, South Carolina

March 18, 2006

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(in thousands)

December 31, 2005

Assets
Cash and cash equivalents	$ 610
Receivables	7
617
Liabilities
Accounts payable	84
Other liabilities	70
Estimated costs during the period of liquidation (Note C)	49
203
Net assets in liquidation	$ 414

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(in thousands, except per unit data)

	Years Ended December 31,
	2005	2004

Income from continuing operations	$ --	$ --
Loss from discontinued operations:
Revenues:
Rental income	1,340	1,610
Other income	175	231
Casualty gain (Note F)	20	21
Total revenues	1,535	1,862

Expenses:
Operating	850	852
General and administrative	157	149
Depreciation	331	467
Interest	369	397
Property taxes	104	126
Loss on extinguishment of debt	1,248	--
Total expenses	3,059	1,991

Loss from discontinued operations	(1,524)	(129)
Gain on sale of discontinued operations (Note G)	4,171	--

Net income (loss) (Note E)	$ 2,647	$ (129)

Net income allocated to general partner	$ 5	$ --
Net income (loss) allocated to special limited partner	101	--
Net income (loss) allocated to limited partners	2,541	(129)

	$ 2,647	$ (129)
Per limited partnership unit:
Loss from discontinued operations	$ (8.07)	$ (0.71)
Gain on sale of discontinued operations	22.09	--

Net income (loss) per limited partnership unit	$ 14.02	$ (0.71)

Distribution per limited partnership unit	$ 12.84	$ 0.57

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' (DEFICIENCY) CAPITAL/NET ASSETS IN LIQUIDATION

(in thousands, except unit data)

	Limited		Special
	Partnership	General	Limited	Limited
	Units	Partner	Partners	Partners	Total

Original capital contributions	181,808	$ 1	$ --	$45,452	$45,453

Partners' (deficiency) capital
at December 31, 2003	181,300	(2)	(75)	283	206

Distributions to partners	--	--	(4)	(103)	(107)

Net loss for the year
ended December 31, 2004	--	--	--	(129)	(129)

Partners’ (deficiency) capital
at December 31, 2004	181,300	(2)	(79)	51	(30)

Distributions to partners	--	--	--	(2,327)	(2,327)

Deficit restoration contribution
(Note H)	--	173	--	--	173

Net income for the year
ended December 31, 2005	--	5	101	2,541	2,647

Partners’ capital
at December 31, 2005	181,300	$ 176	$ 22	$ 265	463

Adjustment to liquidation
basis					(49)

Net assets in liquidation at
December 31, 2005					$ 414

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 2,647	$ (129)
Adjustments to reconcile net income (loss) to net
cash (used in) provided by operating activities:
Depreciation	331	467
Amortization of loan costs	5	6
Gain on sale of investment property	(4,171)	--
Loss on early extinguishment of debt	1,248	--
Casualty gains	(20)	(21)
Change in accounts:
Receivables and deposits	19	--
Other assets	39	(9)
Accounts payable	(45)	(50)
Tenant security deposit liabilities	(85)	(13)
Accrued taxes	(126)	2
Other liabilities	(100)	85
Due to Affiliates	(60)	(28)

Net cash (used in) provided by operating activities	(318)	310

Cash flows from investing activities:
Property improvements and replacements	(655)	(628)
Insurance proceeds received	21	41
Net proceeds from sale of investment property	8,883	--

Net cash provided by (used in) investing activities	8,249	(587)

Cash flows from financing activities:
Payments on mortgage note payable	(149)	(153)
Advances from affiliate	492	354
Payments of advances received from affiliate	(846)	--
Repayment of mortgage note payable	(4,724)	--
Contribution from General Partner	173	--
Distributions to partners	(2,327)	(107)

Net cash (used in) provided by financing activities	(7,381)	94

Net increase (decrease) in cash and cash equivalents	550	(183)

Cash and cash equivalents at beginning of year	60	243

Cash and cash equivalents at end of year	$ 610	$ 60

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 401	$ 354
Supplemental disclosure of non-cash flow activity:
Property improvements and replacements included in
accounts payable	$ --	$ 11
Prepayment penalties paid by purchaser	$ 1,163	$ --

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005

Note A – Basis of Presentation

As of December 31, 2005, Consolidated Capital Properties VI (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note G – Disposition of Investment Property”).

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2005, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the General Partner’s estimates as of the date of the consolidated financial statements.

The General Partner estimates that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Note B - Organization and Summary of Significant Accounting Policies

Organization: Consolidated Capital Properties VI, a California limited partnership (the "Partnership" or "Registrant"), was formed on May 23, 1984, to acquire and operate commercial and residential properties. The general partner of the Partnership is ConCap Equities, Inc. (the "General Partner" or "CEI").  The General Partner is a subsidiary of Apartment Investment and Management Company ("AIMCO"), a publicly traded real estate investment trust. The Partnership Agreement provides that the Partnership is to terminate on December 31, 2015 unless terminated prior to such date.  The Partnership sold its remaining property during the year ended December 31, 2005.

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

Consolidation: The Partnership's consolidated financial statements include the accounts of Colony of Springdale Associates, Ltd., which held fee title to the Colony of Springdale Apartments before it sold. On October 28, 2005, the Partnership sold its investment property, Colony of Springdale Apartments, to a third party. The results of its operations are included in the Partnership's consolidated financial statements. All interpartnership transactions have been eliminated.

Uses of Estimates: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Investment Property:  Investment property consisted of one apartment complex and was stated at cost.  The Partnership capitalized costs incurred in connection with capital expenditure activities, including redevelopment and construction projects, other tangible property improvements and replacements of existing property components.  Costs associated with redevelopment projects were capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 67, “Accounting for Costs and the Initial Rental Operations of Real Estate Properties.”  Costs incurred in connection with capital projects were capitalized where the costs of the project exceeded $250.  Included in these capitalized costs were payroll costs associated with time spent by site employees in connection with the planning, execution and control of all capital expenditure activities at the property level.  The Partnership capitalized interest, property taxes and operating costs in accordance with SFAS No. 34 “Capitalization of Interest Costs” during periods in which redevelopment and construction projects were in progress.  The Partnership did not capitalize any costs related to interest, property taxes or operating costs during the years ended December 31, 2005 and 2004. Capitalized costs were depreciated over the useful life of the asset.  Expenditures for ordinary repairs, maintenance and apartment turnover costs were expensed as incurred.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Partnership records impairment losses on long-lived assets used in operations when events and circumstances indicate the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.  No adjustments for impairment of value were necessary for the years ending December 31, 2005 and 2004.

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand and in banks.  At certain times, the amount of cash deposited at a bank may exceed the limit on insured deposits. Cash balances include approximately $610,000 at December 31, 2005 that are maintained by an affiliated management company on behalf of affiliated entities in cash concentration accounts.

Leases: The Partnership generally leased apartment units for twelve-month terms or less.  The Partnership offered rental concessions during particularly slow months or in response to heavy competition from other similar complexes in the area.  Rental income attributable to leases, net of any concessions, was recognized on a straight-line basis over the term of the lease.  The Partnership evaluated all accounts receivable from residents and established an allowance, after the application of security deposits, for accounts greater than 30 days past due on current tenants and all receivables due from former tenants.

Allocation of Profits, Gains and Losses: Profits, gains and losses of the Partnership are allocated between the general partner, the special limited partners and limited partners in accordance with the provisions of the Partnership Agreement.

The Partnership Agreement, as amended, provides net income and losses to be allocated to the general partner, special limited partners and limited partners at 0.2%, 3.8% and 96%, respectively.  At no time shall net losses be allocated to the special limited partners if such allocation would make the capital balance negative or make a negative balance larger.  In the event that a loss is not allocated to the special limited partners, it is allocated to the limited partners.  During the year ended December 31, 2004, the Partnership recognized a net loss and the special limited partners' capital balance was negative, so the net losses were allocated 0.2% to the general partner and 99.8% to the limited partners.

Segment Reporting: SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. As defined in SFAS No. 131, the Partnership has only one reportable segment.

Advertising Costs: The Partnership expensed the cost of advertising as incurred. Advertising costs of approximately $40,000 and $54,000, for the years ended December 31, 2005 and 2004, respectively, were charged to expense as incurred and are included in operating expenses.

Recent Accounting Pronouncement: In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, although early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date SFAS No. 154 was issued. The Partnership does not anticipate that the adoption of SFAS No. 154 will have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note C – Adjustment to Liquidation Basis of Accounting

In accordance with the liquidation basis of accounting, at December 31, 2005, assets were adjusted to their estimated net realizable value and liabilities were adjusted to their estimated settlement amount. The net adjustment required to convert to the liquidation basis of accounting was a decrease in net assets of approximately $49,000, which is included in the Consolidated Statement of Changes in Partners’ (Deficiency) Capital/Net Assets in Liquidation. The net adjustments are summarized as follows:

Decrease in
Net Assets
(in thousands)

Adjustment of other assets and liabilities, net	$ (49)

Note D - Related Party Transactions

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities. The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $76,000 and $90,000 for the years ended December 31, 2005 and 2004, respectively, which was included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $175,000 and $155,000 for the years ended December 31, 2005 and 2004, respectively, which was included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $71,000 and $57,000,  respectively.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner earned approximately $9,000 during the year ended December 31, 2004, which is included in general and administrative expenses. No such fee was earned for the year ended December 31, 2005 as there were no operating distributions.

During the year ended December 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $492,000 for operations and capital improvements. Interest was charged at the prime rate plus 2% and amounted to approximately $45,000 for the year ended December 31, 2005. During the year ended December 31, 2004 an affiliate of the General Partner advanced the Partnership approximately $354,000. Interest expense during the year ended December 31, 2004 was approximately $3,000. During the year ended December 31, 2005, the Partnership repaid the outstanding loans and accrued interest of approximately $894,000. There were no payments made on outstanding loans during the year ended December 31, 2004.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During each of the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Note E - Income Taxes

The Partnership received a ruling from the Internal Revenue Service that it is to be classified as a Partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

The following is a reconciliation of reported net income (loss) and Federal taxable  income (loss) (in thousands, except per unit data):

	2005	2004
Net income (loss) as reported	$2,647	$ (129)
Add (deduct):
Depreciation differences	5	32
Unearned income	(52)	1
Other	44	(137)
Gain on sale of investment property	481	--
Accruals and prepaids	2	(18)
Federal taxable income (loss)	$3,127	$ (251)
Federal taxable income (loss) per limited
partnership unit	$17.21	$(1.38)

The following is a reconciliation between the Partnership's reported amounts and Federal tax basis of net assets and liabilities (in thousands):

Net assets in liquidation as reported	$ 414
Syndication costs	4,989
Other	195

Net assets - Federal tax basis	$5,598

Note F - Casualty Gain

In January 2004 a pipe bomb explosion occurred at the property, which damaged 16 electrical meters and exterior siding. No apartment units were damaged. A casualty gain of approximately $9,000 was recognized during the year ended December 31, 2004 due to the receipt of approximately $16,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $7,000.

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the year ended December 31, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000. During the year ended December 31, 2005, there was an additional casualty gain of approximately $20,000 recorded at the property. This gain was the result of the receipt of remaining insurance proceeds of approximately $21,000, less the write off of additional undepreciated property and improvements of approximately $1,000.

Note G – Disposition of Investment Property

On October 28, 2005, the Partnership sold its sole investment property, Colony of Springdale Apartments, to a third party. In addition to Colony of Springdale Apartments, the third party purchased nine other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO Properties, L.P., an affiliate of the General Partner. The total sales price for Colony of Springdale Apartments and the nine other properties was approximately $96,500,000, of which approximately $10,400,000 was allocated to the Property. The net proceeds realized by the Partnership were approximately $8,883,000 after payment of closing costs and deduction for a prepayment penalty paid by the purchaser on the mortgage encumbering the property. The Partnership used approximately $4,724,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,171,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,248,000 as a result of the write-off of unamortized loan costs of approximately $85,000 and a prepayment penalty of approximately $1,163,000, which was paid by the purchaser.

Note H – Deficit Restoration

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting due to the sale of its remaining investment property. Per the Partnership Agreement, if the General Partner has a deficit balance in its capital account, on a tax basis, following the liquidation of the Partnership, it shall be unconditionally obligated to restore the amount of such deficit balance to the Partnership in cash. The Partnership received from the General Partner during the year ended December 31, 2005 approximately $173,000 to restore the General Partner’s deficit tax balance.

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

On January 8, 2003, the parties filed a Stipulation of Settlement in proposed settlement of the Nuanes action and the Heller action. On June 13, 2003, the court granted final approval of the settlement and entered judgment in both the Nuanes and Heller actions. On August 12, 2003, an objector ("Objector") filed an appeal (the “Appeal”) seeking to vacate and/or reverse the order approving the settlement and entering judgment thereto. On May 4, 2004, the Objector filed a second appeal challenging the court’s use of a referee and its order requiring Objector to pay those fees.

On March 21, 2005, the Court of Appeals issued opinions in both pending appeals.  With regard to the settlement and judgment entered thereto, the Court of Appeals vacated the trial court’s order and remanded to the trial court for further findings on the basis that the “state of the record is insufficient to permit meaningful appellate review”.  The matter was transferred back to the trial court on June 21, 2005.  With regard to the second appeal, the Court of Appeals reversed the order requiring the Objector to pay referee fees. With respect to the related Heller appeal, on July 28, 2005, the Court of Appeals reversed the trial court’s order striking the first amended complaint.

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week. In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers.  The opt-in period has not yet closed.  Defendants will have the opportunity to move to decertify the collective action. Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition.

The Partnership is unaware of any other pending or outstanding litigation matters that are not of a routine nature arising in the ordinary course of business.

Environmental

Various Federal, state and local laws subject property owners or operators to liability for management, and the costs of removal or remediation, of certain hazardous substances present on a property. Such laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release or presence of the hazardous substances. The presence of, or the failure to manage or remedy properly, hazardous substances may adversely affect occupancy at affected apartment communities and the ability to sell or finance affected properties. In addition to the costs associated with investigation and remediation actions brought by government agencies, and potential fines or penalties imposed by such agencies in connection therewith, the presence of hazardous substances on a property could result in claims by private plaintiffs for personal injury, disease, disability or other infirmities. Various laws also impose liability for the cost of removal, remediation or disposal of hazardous substances through a licensed disposal or treatment facility. Anyone who arranges for the disposal or treatment of hazardous substances is potentially liable under such laws. These laws often impose liability whether or not the person arranging for the disposal ever owned or operated the disposal facility. In connection with the ownership, operation and management of its former investment property, the Partnership could potentially be liable for environmental liabilities or costs associated with its property.

Mold

The Partnership is aware of lawsuits against owners and managers of multifamily properties asserting claims of personal injury and property damage caused by the presence of mold, some of which have resulted in substantial monetary judgments or settlements.  The Partnership has only limited insurance coverage for property damage loss claims arising from the presence of mold and for personal injury claims related to mold exposure.  Affiliates of the General Partner have implemented a national policy and procedures to prevent or eliminate mold from its properties and the General Partner believes that these measures will minimize the effects that mold could have on residents.  To date, the Partnership has not incurred any material costs or liabilities relating to claims of mold exposure or to abate mold conditions.  Because the law regarding mold is unsettled and subject to change the General Partner can make no assurance that liabilities resulting from the presence of or exposure to mold will not have a material adverse effect on the Partnership’s consolidated financial condition.

SEC Investigation

On December 19, 2005, AIMCO announced that the Central Regional Office of the Securities and Exchange Commission (the “Commission”) has informed AIMCO that its investigation has been recommended for termination and no enforcement action has been recommended to the Commission regarding AIMCO.

Item 8.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

None.

Item 8a.

Controls and Procedures

(a)

Disclosure Controls and Procedures. The Partnership’s management, with the participation of the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the principal executive officer and principal financial officer of the General Partner, who are the equivalent of the Partnership’s principal executive officer and principal financial officer, respectively, have concluded that, as of the end of such period, the Partnership’s disclosure controls and procedures are effective.

(b)

Internal Control Over Financial Reporting. There have not been any changes in the Partnership’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Martha L. Long	46	Director and Senior Vice President
Harry G. Alcock	43	Director and Executive Vice President
Miles Cortez	62	Executive Vice President, General Counsel
		and Secretary
Patti K. Fielding	42	Executive Vice President
Thomas M. Herzog	43	Executive Vice President and Chief
		Financial Officer
Robert Y. Walker, IV	40	Senior Vice President and Chief Accounting
		Officer
Stephen B. Waters	44	Vice President

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

Harry G. Alcock was appointed as a Director of the General Partner in October 2004 and was appointed Executive Vice President of the General Partner in February 2004 and has been Executive Vice President and Chief Investment Officer of AIMCO since October 1999.  Mr. Alcock has had responsibility for acquisition and financing activities of AIMCO since July 1994, serving as Vice President from July 1996 to October 1997 and as Senior Vice President from October 1997 to October 1999.

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

Thomas M. Herzog was appointed Chief Financial Officer of the General Partner and AIMCO in November 2005 and was appointed Executive Vice President of the General Partner and AIMCO in July 2005.  In January 2004, Mr. Herzog joined AIMCO as Senior Vice President and Chief Accounting Officer and of the General Partner in February 2004.  Prior to joining AIMCO in January 2004, Mr. Herzog was at GE Real Estate, serving as Chief Accounting Officer & Global Controller from April 2002 to January 2004 and as Chief Technical Advisor from March 2000 to April 2002.  Prior to joining GE Real Estate, Mr. Herzog was at Deloitte & Touche LLP from 1990 to 2000.

Robert Y. Walker, IV was appointed Senior Vice President of the General Partner and AIMCO in August 2005 and became the Chief Accounting Officer of the General Partner and AIMCO in November 2005.  From June 2002, until he joined AIMCO, Mr. Walker served as senior vice president and chief financial officer at Miller Global Properties, LLC, a Denver-based private equity, real estate fund manager.  From May 1997 to June 2002, Mr. Walker was employed by GE Capital Real Estate, serving as global controller from May 2000 to June 2002.

Stephen B. Waters was appointed Vice President of the General Partner in April 2004.  Mr. Waters previously served as a Director of Real Estate Accounting since joining AIMCO in September 1999.  Mr. Waters has responsibility for partnership accounting with AIMCO.

One or more of the above persons are also directors and/or officers of a general partner (or general partner of a general partner) of limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act. Further, one or more of the above persons are also officers of Apartment Investment and Management Company and the general partner of AIMCO Properties, L.P., entities that have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, or are subject to the reporting requirements of Section 15 (d) of such Act.

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

Item 10.

Executive Compensation

Neither the directors nor the officers of the General Partner received any remuneration from the Partnership during the year ended December 31, 2005.

Item 11.

Security Ownership of Certain Beneficial Owners and Management

Except as provided below, as of December 31, 2005, no person was known to CEI to own of record or beneficially more than five percent of the Units of the Partnership.

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

As of December 31, 2005, the following persons were known to CEI to be the beneficial owners of more than five percent (5%) of its common stock:

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

Affiliates of the General Partner received 5% of gross receipts from the Partnership's property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $76,000 and $90,000 for the years ended December 31, 2005 and 2004, respectively, which was included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $175,000 and $155,000 for the years ended December 31, 2005 and 2004, respectively, which was included in general and administrative expenses and investment property. The portion of these reimbursements included in investment property for the years ended December 31, 2005 and 2004 are fees related to construction management services provided by an affiliate of the General Partner of approximately $71,000 and $57,000,  respectively.

The Partnership Agreement also provides for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administration management services. The General Partner earned approximately $9,000 during the year ended December 31, 2004, which is included in general and administrative expenses. No such fee was earned for the year ended December 31, 2005 as there were no operating distributions.

During the year ended December 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $492,000 for operations and capital improvements. Interest was charged at the prime rate plus 2% and amounted to approximately $45,000 for the year ended December 31, 2005. During the year ended December 31, 2004 an affiliate of the General Partner advanced the Partnership approximately $354,000. Interest expense during the year ended December 31, 2004 was approximately $3,000. During the year ended December 31, 2005, the Partnership repaid the outstanding loans and accrued interest of approximately $894,000. There were no payments made on outstanding loans during the year ended December 31, 2004.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During each of the years ended December 31, 2005 and 2004, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration.

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at December 31, 2005. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

Item 13.

Exhibits

See attached Exhibit Index

Item 14.

Principal Accountant Fees and Services

The General Partner has reappointed Ernst & Young LLP as independent auditors to audit the financial statements of the Partnership for 2006.  The aggregate fees billed for services rendered by Ernst & Young LLP for 2005 and 2004 are described below.

Audit Fees.  Fees for audit services totaled approximately $27,000 and $25,000 for 2005 and 2004, respectively. Fees for audit services also include fees for the reviews of the Partnership’s Quarterly Reports on Form 10-QSB.

Tax Fees.  Fees for tax services totaled approximately $7,000 and $6,000 for 2005 and 2004, respectively.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES VI

By: CONCAP EQUITIES, INC.
General Partner

By: /s/Martha L. Long
Martha L. Long
Senior Vice President

By: /s/Stephen B. Waters
Stephen B. Waters
Vice President

Date: March 29, 2006

In accordance with the requirements of the Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/Harry G. Alcock	Director and Executive	Date: March 29, 2006
Harry G. Alcock	Vice President

/s/Martha L. Long	Director and Senior	Date: March 29, 2006
Martha L. Long	Vice President

/s/Stephen B. Waters	Vice President	Date: March 29, 2006
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

10.23

Purchase and Sale Contract between Colony of Springdale Associates, Ltd., a Texas limited partnership, and CNC Investments, Ltd., LLP, a Texas limited liability partnership dated August 19, 2005.* (Incorporated by reference to Current Report on Form 8-K dated October 28, 2005 and filed November 3, 2005).

10.24

Amendment of Purchase and Sale Contract between Colony of Springdale Associates Ltd., a Texas limited partnership, and CNC Investments, Ltd., LLP, a Texas limited liability partnership dated September 12, 2005. (Incorporated by reference to Current Report on Form 8-K dated October 28, 2005 and filed November 3, 2005).

10.25

Assignment and Assumption Agreement between CNC Investments, Ltd., LLP, a Texas limited liability partnership and Mayuri, LLC, a Delaware limited liability company dated October 7, 2005. (Incorporated by reference to Current Report on Form 8-K dated October 28, 2005 and filed November 3, 2005).

10.26

Second Amendment of Purchase and Sale Contract between Colony of Springdale Associates Ltd., a Texas limited partnership, and CNC Investments, Ltd., LLP, a Texas limited liability partnership and Mayuri, LLC a Delaware limited liability company dated October 13, 2005. (Incorporated by reference to Current Report on Form 8-K dated October 28, 2005 and filed November 3, 2005).

10.27

Third Amendment of Purchase and Sale Contract between Colony of  Springdale Associates Ltd., a Texas limited partnership, and CNC Investments, Ltd., LLP, a Texas limited liability partnership and Mayuri, LLC a Delaware limited liability company dated October 27, 2005. (Incorporated by reference to Current Report on Form 8-K dated October 28, 2005 and filed November 3, 2005).

31.1

Certification of equivalent of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

Certification of equivalent of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a)/15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of equivalent of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: March 29, 2006

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

Date: March 29, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Annual Report on Form 10-KSB of Consolidated Capital Properties VI (the "Partnership"), for the fiscal year ended December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

/s/Martha L. Long
Name: Martha L. Long
Date: March 29, 2006

/s/Stephen B. Waters
Name: Stephen B. Waters
Date: March 29, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.