Form 10QSB
period 2006-03-31
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2006-05-12
CIK 755908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

PART I – FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENT OF NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

March 31, 2006

Assets
Cash and cash equivalents	$ 537
Receivables	8

545

Liabilities
Accounts payable	5
Other liabilities	29
Estimated costs during the period of liquidation	36
70

Net assets in liquidation	$ 475

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Three Months
Ended
March 31, 2006

Net assets in liquidation at beginning of period	$ 414

Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(73)
Increase in receivables	1
Decrease in accounts payable	79
Decrease in other liabilities	41
Decrease in estimated costs during the period of
liquidation	13
Net assets in liquidation at end of period	$ 475

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENT OF DISCONTINUED OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

Three Months Ended
March 31,
2005
(Restated)
Income from continuing operations	$ --
Loss from discontinued operations:
Revenues:
Rental income	415
Other income	44
Casualty gain (Note E)	20
Total revenues	479

Expenses:
Operating	210
General and administrative	34
Depreciation	119
Interest	105
Property taxes	32
Total expenses	500
Loss from discontinued operations	(21)

Net loss	$ (21)

Net loss allocated to general partner (0.2%)	$ --

Net loss allocated to limited partners (99.8%)	(21)

$ (21)

Net loss per limited partnership unit	$ (0.12)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Three Months Ended
March 31,
2005
Cash flows from operating activities:
Net loss	$ (21)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	119
Amortization of loan costs	2
Casualty gain	(20)
Change in accounts:
Receivables	(3)
Other assets	(22)
Accounts payable	20
Tenant security deposit liabilities	(3)
Accrued property taxes	(31)
Other liabilities	(37)
Due to affiliates	33
Net cash provided by operating activities	37

Cash flows from investing activities:
Insurance proceeds received	21
Property improvements and replacements	(275)
Net cash used in investing activities	(254)

Cash flows from financing activities:
Payments on mortgage note payable	(44)
Advances from affiliates	212
Net cash provided by financing activities	168
Net decrease in cash and cash equivalents	(49)

Cash and cash equivalents at beginning of period	60

Cash and cash equivalents at end of period	$ 11

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 95
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 13

Included in property improvements and replacements for the three months ended March 31, 2005 are approximately $11,000 of improvements which were included in accounts payable at December 31, 2004.

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note A – Basis of Presentation

As of December 31, 2005, Consolidated Capital Properties VI (the “Partnership” or “Registrant”) adopted the liquidation basis of accounting due to the sale of its remaining investment property (as discussed in “Note B – Disposition of Investment Property”).

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

The general partner of the Partnership, ConCap Equities, Inc. (“CEI” or the “General Partner”) an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, estimates that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases disclosed in “Note F – Contingencies,” is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected period.

Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board issued SFAS No. 154 “Accounting Changes and Error Corrections”, which replaces APB Opinion No. 20 and SFAS No. 3, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS No. 154 effective January 1, 2006. The adoption of SFAS No. 154 did not have a material effect on the Partnership’s consolidated financial condition or results of operations.

Note B – Disposition of Investment Property

On October 28, 2005, the Partnership sold its sole investment property, Colony of Springdale Apartments, to a third party. In addition to Colony of Springdale Apartments, the third party purchased nine other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO Properties, L.P., an affiliate of the General Partner. The total sales price for Colony of Springdale Apartments and the nine other properties was approximately $96,500,000, of which approximately $10,400,000 was allocated to Colony of Springdale Apartments. The net proceeds realized by the Partnership were approximately $8,883,000 after payment of closing costs and deduction for a prepayment penalty paid by the purchaser on the mortgage encumbering the property. The Partnership used approximately $4,724,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,171,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,248,000 as a result of the write-off of unamortized loan costs of approximately $85,000 and a prepayment penalty of approximately $1,163,000, which was paid by the purchaser.

Note C – Deficit Restoration

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

Note D – Transactions with Affiliated Parties

The Partnership has no employees and depends on the General Partner and its affiliates for the management and administration of all Partnership activities.  The Partnership Agreement provides for (i) certain payments to affiliates for services and (ii) reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

Affiliates of the General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $22,000 for the three months ended March 31, 2005, which was included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $26,000 for the three months ended March 31, 2005 which was included in general and administrative expenses.

The Partnership Agreement also provided for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administration management services. No such fee was earned for the three months ended March 31, 2005, as there were no operating distributions.

During the three months ended March 31, 2005, an affiliate of the General Partner advanced the Partnership approximately $212,000 to fund property improvements and replacements. Interest was charged at the prime rate plus 2% and amounted to approximately $7,000 for the three months ended March 31, 2005. No such advances were made during the three months ended March 31, 2006.

The Partnership insured its property up to certain limits through coverage provided by AIMCO which is generally self-insured for a portion of losses and liabilities related to workers compensation, property casualty, general liability and vehicle liability. The Partnership insured its property above the AIMCO limits through insurance policies obtained by AIMCO from insurers unaffiliated with the General Partner. During the year ended December 31, 2005, the Partnership was charged by AIMCO and its affiliates approximately $24,000 for insurance coverage and fees associated with policy claims administration.

Note E - Casualty Gain

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the year ended December 31, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000. During the three months ended March 31, 2005, there was an additional casualty gain of approximately $20,000 recorded at the property. This gain was the result of the receipt of remaining insurance proceeds of approximately $21,000, less the write off of additional undepreciated property and improvements of approximately $1,000.

Note F - Contingencies

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition.

The Partnership is unaware of any other pending or outstanding litigation matters that are not of a routine nature arising in the ordinary course of business.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The matters discussed in this report contain certain forward-looking statements, including, without limitation, statements regarding future financial performance and the effect of government regulations. Actual results may differ materially from those described in the forward-looking statements and will be affected by a variety of risks and factors including, without limitation: national and local economic conditions; the terms of governmental regulations that affect the Registrant and interpretations of those regulations; litigation, including costs associated with prosecuting and defending claims and any adverse outcomes, and possible environmental liabilities. Readers should carefully review the Registrant's financial statements and the notes thereto, as well as the risk factors described in the documents the Registrant files from time to time with the Securities and Exchange Commission.

Results from Operations

As of December 31, 2005, the Partnership adopted the liquidation basis of accounting, due to the sale of its  remaining investment property.

On October 28, 2005, the Partnership sold its sole investment property, Colony of Springdale Apartments, to a third party. In addition to Colony of Springdale Apartments, the third party purchased nine other apartment complexes, each of which was owned in whole or in part by affiliates of AIMCO Properties, L.P., an affiliate of the General Partner.  The total sales price for Colony of Springdale Apartments and the nine other properties was approximately $96,500,000, of which approximately $10,400,000 was allocated to Colony of Springdale Apartments. The net proceeds realized by the Partnership were approximately $8,883,000 after payment of closing costs and deduction for a prepayment penalty paid by the purchaser on the mortgage encumbering the property. The Partnership used approximately $4,724,000 to repay the mortgage encumbering the property. The Partnership realized a gain of approximately $4,171,000 as a result of the sale. In addition, the Partnership recorded a loss on early extinguishment of debt of approximately $1,248,000 as a result of the write-off of unamortized loan costs of approximately $85,000 and a prepayment penalty of approximately $1,163,000, which was paid by the purchaser.

As a result of the decision to liquidate the Partnership, the Partnership changed its basis of accounting for its consolidated financial statements at December 31, 2005, to the liquidation basis of accounting.  Consequently, assets have been valued at estimated net realizable value and liabilities are presented at their estimated settlement amounts, including estimated costs associated with carrying out the liquidation of the Partnership. The valuation of assets and liabilities necessarily requires many estimates and assumptions and there are substantial uncertainties in carrying out the liquidation. The actual realization of assets and settlement of liabilities could be higher or lower than amounts indicated and is based upon the best estimates of the General Partner as of the date of the consolidated financial statements.

During the three months ended March 31, 2006, net assets in liquidation increased by approximately $61,000. The increase in net assets in liquidation is primarily due to decreases in account payable and other liabilities, partially offset by a decrease in cash and cash equivalents. The decrease in other liabilities is primarily due to a decrease in the estimate established for liabilities related to the sale of Colony of Springdale Apartments (as discussed above). The decrease in cash and cash equivalents is primarily the result of accounts payable payments.

The statement of net assets in liquidation as of March 31, 2006 includes approximately $36,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases discussed in “Item 1. Financial Statements - Note F – Contingencies” to the consolidated financial statements, is based on the General Partner’s best estimates, the liquidation period may be shorter or extended beyond the projected period.

The Partnership had no distributions for the three months ended March 31, 2006 and 2005.  Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis.  There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit any distributions to its partners in 2006.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at March 31, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

ITEM 3.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and has ordered additional briefing from the parties and Objector.  The parties and Objector submitted one final round of briefing to the Court and the matter has been submitted for the Court’s decision.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call". Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the Court conditionally certified the collective action on both the on-call and overtime issues, which allows the plaintiffs to provide notice of the collective action to all non-exempt maintenance workers from August 7, 2000 through the present.  Notices have been sent out to all current and former hourly maintenance workers. Although 1,049 individuals opted-in to the class the defendants will be challenging the eligibility and timeliness of some. Defendants will have the opportunity to move to decertify the collective action with briefing that commences in August.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, while discovery in the Maryland case proceeds. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition.

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

Date:   May 12, 2006

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

CONSOLIDATED CAPITAL PROPERTIES VI

EXHIBIT INDEX - CONTINUED

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

Date: May 12, 2006

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

Date: May 12, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

 /s/Martha L. Long

Name:

 Martha L. Long

Date:  May 12, 2006

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  May 12, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.