Form 10QSB
period 2006-06-30
CONSOLIDATED CAPITAL PROPERTIES VI
filed 2006-08-11
CIK 755908

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-QSB

(Mark One)

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

(Unaudited)

(in thousands, except unit data)

June 30, 2006

Assets
Cash and cash equivalents	$ 232

Liabilities
Accounts payable	13
Other liabilities	32
Estimated costs during the period of liquidation	24
69

Net assets in liquidation	$ 163

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION

(Unaudited)

(in thousands)

For the Six Months
Ended
June 30, 2006

Net assets in liquidation at beginning of period	$ 414

Changes in net assets in liquidation attributed to:
Decrease in cash and cash equivalents	(378)
Decrease in receivables	(7)
Decrease in accounts payable	71
Decrease in other liabilities	38
Decrease in estimated costs during the period of
liquidation	25
Net assets in liquidation at end of period	$ 163

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENTS OF DISCONTINUED OPERATIONS

(Unaudited)

 (in thousands, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005		2005
	(Restated)		(Restated)

Income from continuing operations	$ --		$ --
Loss from discontinued operations:

Revenues:
Rental income	408	`	823
Other income	63		107
Casualty gain (Note E)	--		20
Total revenues	471		950

Expenses:
Operating	250		460
General and administrative	43		77
Depreciation	125		244
Interest	108		213
Property taxes	32		64
Total expenses	558		1,058

Loss from discontinued operations	(87)	(108	(108)
Net loss	$ (87)		$ (108)

Net loss allocated to general partner (0.2%)	$ --		$ --
Net loss allocated to limited partners (99.8%)	(87)		(108)

	$ (87)		$ (108)

Net loss per limited partnership unit	$ (0.48)		$ (0.60)

See Accompanying Notes to Consolidated Financial Statements

CONSOLIDATED CAPITAL PROPERTIES VI

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

(in thousands)

Six Months Ended
June 30,
2005
Cash flows from operating activities:
Net loss	$ (108)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation	244
Amortization of loan costs	3
Casualty gain	(20)
Change in accounts:
Receivables and deposits	(1)
Other assets	(23)
Accounts payable	68
Tenant security deposit liabilities	(12)
Accrued property taxes	(62)
Other liabilities	(38)
Due to affiliates	70
Net cash provided by operating activities	121

Cash flows from investing activities:
Property improvements and replacements	(439)
Insurance proceeds received	21
Net cash used in investing activities	(418)

Cash flows from financing activities:
Payments on mortgage note payable	(89)
Advances from affiliates	330
Net cash provided by financing activities	241

Net decrease in cash and cash equivalents	(56)
Cash and cash equivalents at beginning of period	60
Cash and cash equivalents at end of period	$ 4

Supplemental disclosure of cash flow information:
Cash paid for interest	$ 188
Supplemental disclosure of non-cash activity:
Property improvements and replacements included in
accounts payable	$ 118

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

The general partner of the Partnership, ConCap Equities, Inc. (“CEI” or the “General Partner”) an affiliate of Apartment Investment and Management Company (“AIMCO”), a publicly traded real estate investment trust, estimates that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases disclosed in “Note F – Contingencies,” is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected date of liquidation.

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

Affiliates of the General Partner received 5% of gross receipts from the Partnership’s property as compensation for providing property management services.  The Partnership paid to such affiliates approximately $45,000 for the six months ended June 30, 2005, which was included in operating expenses.

Affiliates of the General Partner charged the Partnership for reimbursement of accountable administrative expenses amounting to approximately $91,000 for the six months ended June 30, 2005 which was included in general and administrative expenses. The portion of these reimbursements included in investment property for the six months ended June 30, 2005 were fees related to construction management services provided by an affiliate of the General Partner of approximately $40,000.

The Partnership Agreement also provided for a special management fee equal to 9% of the total distributions made from operations to the Limited Partners to be paid to the General Partner for executive and administration management services. No such fee was earned for the six months ended June 30, 2005, as there were no operating distributions.

During the six months ended June 30, 2005, an affiliate of the General Partner advanced the Partnership approximately $330,000 to fund property improvements and replacements. Interest was charged at the prime rate plus 2% and amounted to approximately $19,000 for the six months ended June 30, 2005. No such advances were made during the six months ended June 30, 2006.

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

Note E - Casualty Gain

In April 2004 there was a fire at the property that damaged two apartment units. A casualty gain of approximately $12,000 was recognized during the year ended December 31, 2004 due to the receipt of approximately $25,000 in insurance proceeds, net of the write off of undepreciated property and improvements of approximately $13,000. During the six months ended June 30, 2005, there was an additional casualty gain of approximately $20,000 recorded at the property. This gain was the result of the receipt of remaining insurance proceeds of approximately $21,000, less the write off of additional undepreciated property and improvements of approximately $1,000.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The Partnership is unaware of any other pending or outstanding litigation matters involving it that are not of a routine nature arising in the ordinary course of business.

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

During the six months ended June 30, 2006, net assets in liquidation decreased by approximately $251,000. The decrease in net assets in liquidation is primarily due to a decrease in cash and cash equivalents, partially offset by decreases in accounts payable, other liabilities and estimated costs during the period of liquidation. The decrease in cash and cash equivalents is primarily the result of a cash distribution and accounts payable payments. The decrease in other liabilities is primarily due to a decrease in the estimates established for liabilities related to the sale of Colony of Springdale Apartments (as discussed above). The decrease in estimated costs during the period of liquidation is due to a decrease in the estimated period of liquidation.

The statement of net assets in liquidation as of June 30, 2006 includes approximately $24,000 of costs that the General Partner estimates will be incurred during the period of liquidation, based on the assumption that the liquidation process will be completed by December 31, 2006.  Because the success in realization of assets and the settlement of liabilities, including liabilities related to the cases discussed in “Item 1. Financial Statements - Note F – Contingencies” to the consolidated financial statements, is based on the General Partner’s best estimates, the liquidation period may be shorter than projected or it may be extended beyond the projected date of liquidation.

The Partnership distributed the following amounts during the six months ended June 30, 2006 and 2005 (in thousands, except per unit data):

	Six Months Ended	Per Limited	Six Months Ended	Per Limited
	June 30,	Partnership	June 30,	Partnership
	2006	Unit	2005	Unit

Sale (1)	$ 300	$ 1.65	$ --	$ --

(1)

From the sale proceeds of Colony of Springdale Apartments in October 2005.

Future cash distributions will depend on the amount of cash remaining after fully liquidating the Partnership. The Partnership’s cash available for distributions will be reviewed on a quarterly basis. There can be no assurance, however, that the Partnership will have any funds available upon the period of liquidation to permit additional distributions to its partners during the remainder of 2006.

Other

In addition to its indirect ownership of the general partner interests in the Partnership, AIMCO and its affiliates owned 102,000 limited partnership units (the "Units") in the Partnership representing 56.26% of the outstanding Units at June 30, 2006. A number of these Units were acquired pursuant to tender offers made by AIMCO or its affiliates. Pursuant to the Partnership Agreement, unitholders holding a majority of the Units are entitled to take action with respect to a variety of matters that include, but are not limited to, voting on certain amendments to the Partnership Agreement and voting to remove the General Partner.  As a result of its ownership of 56.26% of the outstanding Units, AIMCO and its affiliates are in a position to control all voting decisions with respect to the Partnership. Although the General Partner owes fiduciary duties to the limited partners of the Partnership, the General Partner also owes fiduciary duties to AIMCO as its sole stockholder. As a result, the duties of the General Partner, as general partner, to the Partnership and its limited partners may come into conflict with the duties of the General Partner to AIMCO as its sole stockholder.

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

On August 18, 2005, Objector and his counsel filed a motion to disqualify the trial court based on a peremptory challenge and filed a motion to disqualify for cause on October 17, 2005, both of which were ultimately denied and/or struck by the trial court.  On or about October 13, 2005 Objector filed a motion to intervene and on or about October 19, 2005 filed both a motion to take discovery relating to the adequacy of plaintiffs as derivative representatives and a motion to dissolve the anti-suit injunction in connection with settlement.  On November 14, 2005, Plaintiffs filed a Motion For Further Findings pursuant to the remand ordered by the Court of Appeals. Defendants joined in that motion.  On February 3, 2006, the Court held a hearing on the various matters pending before it and ordered additional briefing from the parties and Objector. On June 30, 2006, the trial court entered an order confirming its approval of the class action settlement and entering judgment thereto after the Court of Appeals had remanded the matter for further findings.  The substantive terms of the settlement agreement remain unchanged.  The trial court also entered supplemental orders on July 1, 2006, denying Objector’s Motion to File a Complaint in Intervention, Objector’s Motion for Leave of Discovery and Objector’s Motion to Dissolve the Anti-Suit Injunction.  Notice of Entry of Judgment was served on July 10, 2006.

The General Partner does not anticipate that any costs to the Partnership, whether legal or settlement costs, associated with these cases will be material to the Partnership’s overall operations.

AIMCO Properties L.P. and NHP Management Company, both affiliates of the General Partner, are defendants in a lawsuit alleging that they willfully violated the Fair Labor Standards Act (“FLSA”) by failing to pay maintenance workers overtime for all hours worked in excess of forty per week. The complaint, filed in the United States District Court for the District of Columbia, attempts to bring a collective action under the FLSA and seeks to certify state subclasses in California, Maryland, and the District of Columbia. Specifically, the plaintiffs contend that AIMCO Properties L.P. and NHP Management Company failed to compensate maintenance workers for time that they were required to be "on-call." Additionally, the complaint alleges AIMCO Properties L.P. and NHP Management Company failed to comply with the FLSA in compensating maintenance workers for time that they worked in excess of 40 hours in a week.   In June 2005 the court conditionally certified the collective action on both the on-call and overtime issues.  Approximately 1,049 individuals opted in to the class. The defendants are moving to decertify the collective action on both issues in briefs to be filed by August 15, 2006.  Because the court denied plaintiffs’ motion to certify state subclasses, on September 26, 2005, the plaintiffs filed a class action with the same allegations in the Superior Court of California (Contra Costa County), and on November 5, 2005 in Montgomery County Maryland Circuit Court.  The California case has been stayed, and the defendants have moved to stay the Maryland case as well. Although the outcome of any litigation is uncertain, AIMCO Properties, L.P. does not believe that the ultimate outcome will have a material adverse effect on its consolidated financial condition or results of operations. Similarly, the General Partner does not believe that the ultimate outcome will have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

ITEM 5.

OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

See Exhibit Index Attached.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONSOLIDATED CAPITAL PROPERTIES VI

By:

CONCAP EQUITIES, INC.

General Partner

Date: August 10, 2006

By:     /s/Martha L. Long

Martha L. Long

Senior Vice President

Date: August 10, 2006

By:    /s/Stephen B. Waters

       Stephen B. Waters

       Vice President

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

Date: August 10, 2006

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

Date: August 10, 2006

/s/Stephen B. Waters

Stephen B. Waters

Vice President of ConCap Equities, Inc., equivalent of the chief financial officer of the Partnership

Exhibit 32.1

Certification of CEO and CFO

Pursuant to 18 U.S.C. Section 1350,

As Adopted Pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report on Form 10-QSB of Consolidated Capital Properties VI (the "Partnership"), for the quarterly period ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Martha L. Long, as the equivalent of the chief executive officer of the Partnership, and Stephen B. Waters, as the equivalent of the chief financial officer of the Partnership, each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of his knowledge:

(1)

The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

 /s/Martha L. Long

Name:

 Martha L. Long

Date:  August 10, 2006

       /s/Stephen B. Waters

Name:  Stephen B. Waters

Date:  August 10, 2006

This certification is furnished with this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Partnership for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.